Form 10-Q
period 2015-09-30
Illumitry Corp.
filed 2015-11-04
CIK 1636760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-202841

ILLUMITRY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	7389	36-4797609
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Sasunci Davit Square, Yerevan, Armenia

(Address of principal executive offices)

+17027512912
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,000,000 common shares issued and outstanding as of November 3, 2015.

ILLUMITRY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheet as of September 30, 2015 (Unaudited) and December 31, 2014 Statement of Operations for the three and nine months period ended September 30, 2015 (Unaudited)	4 5

	Statement of Cash Flows for nine months period ended September 30, 2015 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Illumitry Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ILLUMITRY CORP.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2015

ASSETS	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)

Current Assets
Cash and cash equivalents	$1,041	$3,500
Inventory	807	848
Prepaid Expenses	800	1,200
Total Current Assets	$2,648	5,548

Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Amortization	(669)
Total Fixed Assets	4,583	5,252

Total Assets	$7,231	$10,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$-	$-
Loan from director	10,900	7,900

Total Liabilities	10,900	7,900

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(6,669)	(100)

Total Stockholder’s Equity	(3,669)	2,900

Total Liabilities and Shareholders’ Equity	$7,231	$10,800

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Three Months Period Ended September 30, 2015	Nine Months Period Ended September 30, 2015

REVENUES	$ 4,180	$ 8,183
Cost of Goods Sold	651	651
Gross Profit	3,529	7,532

OPERATING EXPENSES
General and Administrative Expenses	4,328	14,101
TOTAL OPERATING EXPENSES	4,328	14,101

NET LOSS FROM OPERATIONS	(799)	(6,569)

PROVISION FOR INCOME TAXES	-

NET LOSS	$ (799)	$ (6,569)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Three Months Period Ended September 30, 2015	Nine Months Period Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (799)	$ (6,569)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	651	41
Prepaid Expenses	(200)	400
Amortization	223	669
CASH FLOWS USED IN OPERATING ACTIVITIES	(125)	(5,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loans	-	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	3,000

NET INCREASE IN CASH	(125)	(2,459)

Cash, beginning of period	1,166	3,500

Cash, end of period	$ 1,041	$ 1,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 17, 2014. We are a development-stage company formed to commence operations in a field of embroidery on fabric, furnishings, and clothing in Armenia.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues and incurred losses from October 17, 2014 through September 30, 2015.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore,   there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended September 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,041 of cash as of September 30, 2015.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

ILLUMITRY CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from October 17, 2014 (inception) to September 30, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from October 17, 2014 (inception) to September 30, 2015 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at October 17, 2014	$-	$-	$-
Additions	4,452	800	5,252
Disposals	-	-	-
As at September 30, 2015	$4,452	$800	$5,252

Depreciation
As at October 17, 2014	-	-	-
Change for the period	669	-	669
As at September 30, 2015	$669	$-	$669

Net book value	$3,783	$800	$4,583

We recognized depreciation expense of $669 in respect of equipment during the period from October 17, 2014 to September 30, 2015. No depreciation was recognized in respect of the website during the period from October 17, 2014 to September 30, 2015, as the website was not yet operational during the period.

ILLUMITRY CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 5 – LOAN FROM DIRECTOR

During the period from October 17, 2014 (Inception) to September 30, 2015, our sole director has loaned to the Company $10,900 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,900 as of September 30, 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Company has entered in the 6 months rental agreement starting on February 16, 2015 with monthly price of $200, which was prolonged for 4 months. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

NOTE 7 – INCOME TAXES

As of September 30, 2015 and December 31, 2014, the Company had net operating loss carry forwards of approximately $6,669 and $100 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 6,669	$ 100
Less: valuation allowance	(6,669)	(100)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 2,267	$ 34
Less: valuation allowance	(2,267)	(34)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,669 as of September 30, 2015 compare to $100 as of December 31, 2014 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from September 30, 2015 to October 28, 2015, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Illumitry Corp. was incorporated in the State of Nevada on October 17, 2014 and established a fiscal yearend of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in a field of embroidery on fabric and cloth in Armenia.

PRODUCT

Our product can be represented as embroidery products. Embroidery products include, but are not limited to: logos on work wear, images on cloth, patches, embroidery on hats, jackets, and on linen, blankets, leather upholstery and others.  Our embroidery machine operates through the computer and which allows us to embroider on almost any kind of item.  The main product of our production is embroidery on fabric. With our embroidery you can complete your appearance with the special embroidery label on your cloth which you could create by your own, making it the perfect finishing touch in a total view and make you feel unique. For big companies it is very useful to make them more known and recognizable.

We plan to enter the market with embroidery production assortment. Illumitry Corp. specializes in embroidery production, oriented on potential customers. In Armenia, embroidery is a main part of the traditional Armenian clothing, which makes our business more attractive for customers.

EQUIPMENT

We have purchased one computer operated embroidery machine for embroidery mostly on any surface. The embroidery machine includes the machine with installed computer and all raw materials necessary for setting up and testing.

Embroidery machine is not large, is user-friendly, and is simple to operate.

Technical characteristics:

Model Number:

           ELUCKY EG1501CS

Power:

                         100V/60Hz to 240V/50Hz

Weight:

           130 kg

Dimensions:                   800*800*1600MM

Max speed:

           1200SPM high speed

RESULTS OF OPERATIONS

We are in the development stage and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. During the period we incorporated the Company, prepared a business plan and signed Agreement for sale of goods with “Mariyan” Atelier and Shop of Fabric.

Since inception, we have sold 3,000,000 shares of common stock to our sole officer and director for net proceeds of $3,000.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2015, our total assets were $7,231. Total assets were comprised of $2,648 in current assets and $4,583 in fixed assets.

As at September 30, 2015, our current liabilities were $10,900 and Stockholders’ equity was a deficit of $3,669.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended September 30, 2015, net cash flows used in operating activities was $5,459.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended September 30, 2015, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months period ended September 30, 2015 net cash flows used in financing activities was loan from director $3,000.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from our sole officer and director loan. Ms. Sukiasyan, our sole officer and director, has agreed to land funds to the Company. She has signed an agreement which evidencing the obligation loan funds to the Company if it is needed in case of not raising sufficient funds from this offering.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ayasa, 53 Yerevan, Armenia, 0015, on November 3, 2015.

Illumitry Corp.

By:	/s/	Arusyak Sukiasyan
	Name:	Arusyak Sukiasyan
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)