Form 10-K
period 2015-12-31
Illumitry Corp.
filed 2016-04-06
CIK 1636760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
+17027512912
(Issuer's telephone number)

illumitrycorp@gmail.com
(Issuer's email)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,025,000 common shares issued and outstanding as of December 31, 2015.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

COMPANY

Illumitry Corp. was incorporated in the State of Nevada on October 17, 2014 and established a fiscal yearend of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in a field of embroidery on fabric and cloth in Armenia.

OUR BUSINESS

We plan to commence operations in the clothing field, such as embroidery production on any facture on which our machine is suitable for. It could be embroidery on any wardrobe items, headgear, any labels for the enterprises, or embroidery on upholstery. The labels usually present the name of the Company on work wear, also on the advertising items such as hats or scarves, gloves, jackets and other related items. Our embroidery machine has a special nozzle for embroidery on hats which gives us more opportunities for offering our embroidery product to the potential customers. We plan to develop a new product — embroidery on damaged cloth that cannot be repaired in another way. This can be embroidery on pants or jackets where the damage occurred, camouflaging the damage.  This can be a good alternative for saving the damaged garment. We intend to offer our services to clients in Armenia. We also plan to expand our embroidery business to the neighboring countries such as Georgia and Turkey.  National Armenian cloth and national Turkey and Georgian cloth have many common embroidery elements that make our embroidery business high demand in these countries. Ms. Sukiasyan will perform our embroidery production. Price of embroidery on fabric and cloth will depend on the complexity of the order and will be calculated individually.

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

With our embroidery you can complete your appearance with the special embroidery label on your cloth which you could create by your own, making it the perfect finishing touch in a total view and make you feel unique. For big companies it is very useful to make them more known and recognizable. We are planning to negotiate with well-established companies and enterprises and offer them our embroidery for their items of advertising companies and marketing development.

EQUIPMENT

We have purchased one computer operated embroidery machine for embroidery mostly on any surface. The embroidery machine includes the machine with installed computer and all raw materials necessary for setting up and testing. The cost of one machine is $5,300, which includes the cost of the machine, raw materials, delivery and customs clearance.

Item:	Embroidery Machine
ELUCKY EG1501CS
Import:	Armenia
Export:	China
Machine cost:	$3,500
Country of origin:	China
Cost of delivery:	$300
Total cost:	$3,800
Raw materials	$800
DTA	---
VAT	$700
Total: unit, import, customs and taxes	$5,300

Embroidery machine is not large, is user-friendly, and is simple to operate.  We have already purchased one embroidery machine:

Technical characteristics:

Model Number:              ELUCKY EG1501CS
Power:                             100V/60Hz to 240V/50Hz
Weight:                           130 kg
Dimensions:                   800*800*1600MM
Max speed:                    1200SPM high speed

RAW MATERIALS

Our raw materials are spools of polyester and rayon threads which come in different diameters and a variety of colors, brightness and texture.  In our production, we currently intend to use raw materials purchased from MAX SEA TRADING LIMITED, the same vendor that provided our embroidery machine.  However, there are other vendors who carry the embroidery thread and supplies we need, so we are not limited to purchasing from only this vendor. To date we have purchased what we believe are the most popular and requested colors.  Depending on the proceeds received from this offering, we will purchase additional spools of threads to increase our embroidery options.

TARGET MARKET

We intend to target two markets: corporate and private. By corporate we mean large and small companies.  In this market, we can provide embroidery for the products the company’s produce, for the labels for their products (e.g., clothing size and care labels), for the company’s workforce uniforms, and on advertising and promotional items such as hats, shirts, and jackets.  Also we can supply our embroidery products to fabric stores.  By private market we mean any individual customer with any request for embroidery of his own design on any cloth or requested item. Our embroidery products can be a part of any wardrobe or cloth, to show the uniqueness of the item.

In the “corporate market,” we are planning to negotiate with “Jean Jacques” Atelier, “Ars-Fine Ltd.”, a professional cloth manufacturer, and “Kareno” Atelier.  However, no contact has been made with any of these potential clients at this time.  We have already signed an Agreement for sale of goods with “Mariyan” Atelier and Shop of Fabric, upon this agreement the company has generated limited revenues to date.  Under this agreement with “Mariyan”, there is no minimum purchase obligation.

We will look for potential customers on the Internet and reach out to them via telephone and emails.  With our embroidery machine, we can embroider on almost any fabric. Furthermore, we will look to offer our embroidery products to potential customers in the neighboring countries of Georgia and Turkey.

INDUSTRY ANALYSIS

We offer quality and inexpensive embroidery products, which we believe can satisfy any requirements of our clients. We also plan to have a special section on our website with examples of our products and offers for wholesale clients and partners. We also plan to initiate relations with clothing companies and small enterprises who manufacture traditional Armenian clothing that develop unique designs for their clients and offer our services as their subcontractor for quality embroidery on fabric and cloth.

Our supplier and our client now are representative of a concentration so there are risks associated with having a singular concentration for either.

MARKETING

Our marketing campaign consists of several stages. First of all we will start out from direct marketing, such as offering our product at fairs and exhibitions, which will provide up-close demonstration of the high-quality and affordability of our embroidery. Launch of our e-commerce ready web-site, banners on popular websites and advertisements in social networks will be the second step of our campaign. In addition, we will send our advertisements to clothing companies, small manufacturers of traditional Armenian clothing, which can raise customer awareness and attract new partners. We are ready to offer a reasonable discount for long term cooperation. We have designed the business card for our company. We will put this card together with the customer order.

We believe this marketing campaign will attract many customers and will help us develop a strong reputation of quality, diligent and inexpensive embroidery products. Hopefully, our clients will readily recommend us to others.

COMPETITION ON THE MARKET

In Armenia, there is a high level of competition for embroidery production. There are many Armenian companies that are established embroidery producers and that maintain a strong position in the market. For example, we face strong competition from Saw.Am Company and Embdesign, two Armenian companies which specialize in embroidery.

The principal competitive factors in our industry are pricing and quality of embroidery on fabric and cloth, such as quality of threads for good implementation of design solution on the surface. Illumitry Corp. is offering embroidery using a modern computerized embroidery machine, which completes production in a shorter time, has higher quality of embroidery, and higher design accuracy. We will be in a market where we compete directly with domestic and international companies offering similar products of embroidery. Larger embroidery companies may be able to provide more favorable services to customers. Many of these companies may have a greater customer base than us. Also, many of these companies will be able to offer better price for similar product than us.  All of this competition may cause us to lose business to our competitors. We anticipate challenges from other new market entrants. We may be unable to compete effectively with these existing or new embroidery companies, which could have a material adverse effect on our financial condition and results of our operation.

Illumitry Corp. has only just entered the market with one customer. We are at a competitive disadvantage in the market. We are one of many participants in the embroidery business. Nearly all Illumitry Corp.’s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Illumitry Corp. Therefore, Illumitry Corp. may not be able to establish itself within the industry at all.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer and director, Arusyak Sukiasyan. Our business office is located at Sasuntci Davit Square, Yerevan, Armenia.

OFFICES

The phone number is +17027512912. We have entered into a lease with Hamlet Hayrapetyan. The office space is 16 square meters. The exact location is underground walkway from the Sasunci Davit Square to Railway Station Yerevan. The office looks like underground kiosk. The expiration date of the Rental Agreement is August 16, 2016.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2015, no shares of our common stock have traded

Number of Holders

As of December 31, 2015, the 3,025,000 issued and outstanding shares of common stock were held by a total of 3 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2015 and or the period from October 17, 2014 (inception) to December 31, 2015.  We have not paid any cash dividends since October 17, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 14, 2014, the company issued a total of 3,000,000 common shares to its founder for a cash contribution of $3,000.

During November 2015, the company issued a total of 25,000 common shares for cash contribution of $484 at $0.02 per share.

There were 3,025,000 shares of common stock issued and outstanding as of December 31, 2015.

Purchase of our Equity Securities by Officers and Directors

On November 14, 2014, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Arusyak Sukiasyan, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

Revenue

We recognized revenue of $10,183 for the year ended December 31, 2015, compare to $0.00 the period from October 17, 2014 (Inception) to December 31, 2014. We had not commenced operations during the period from October 17, 2014 (inception) to December 31, 2014. Our Cost of Goods Sold was $987 for the year ended December 31, 2015 compare to $0.00 the period from October 17, 2014 (Inception) to December 31, 2014. Our Gross profit was $9,196 for the year ended December 31, 2015 compare to $0.00 the period from October 17, 2014 (Inception) to December 31, 2014. These revenues in 2015 related to the sales to one customer “Mariyan” Atelier and Shop of Fabric. We expect to generate further, increased revenue as we expand our business operations

Operating expenses

Total operating expenses for the the year ended December 31, 2015 were $18,074 compared to $100 for the period from October 17, 2014 (inception) to December 31, 2014. We had not commenced operations during the period from October 17, 2014 (inception) to December 31, 2014. Our operating expenses consisted of bank service charges $685 (December 31, 2014-$100), accounting fees $7,200 (December 31, 2014-$0), legal fees $5,200 (December 31, 2014-$0), rent $2,000 (December 31, 2014-$0), amortization $892 (December 31, 2014-$0) and regulatory filings $2,097 (December 31, 2014-$0). Expenses incurred during the fiscal year ended December 31, 2015 as compared to period ended December 31, 2014 increased primarily due to the increased scale and scope of business operations.

Net Losses

The net loss for the fiscal year ended December 31, 2015 was $8,978, compare to $100 for the period October 17, 2014 (inception) to December 31, 2015, due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2015, our total assets were $5,407 comprised of cash $176, inventory $871 and net fixed assets $4,360. Our total liabilities were $10,900 comprised of a loan from director. As of December 31, 2014, our total assets were $10,800 comprising of cash $3,500, inventory $848, prepaid rent $1,200 and net fixed assets $5,252. Our total liabilities were $7,900 comprised of a loan from director.

Shareholders’ equity has decreased from $2,900 as of December 31, 2014 to a deficit of $5,493 as of December 31, 2015. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $8,978 as of December 31, 2015 compare to $100 as of December 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended December 31, 2015 and December 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2015, net cash flows used in operating activities was $6,809 compared to $2,148 for December 31, 2014 .

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended December 31, 2015 compare to cash used in the amount of $5,252 as of December 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended December 31, 2015, net cash from financing activities was $3,485 consisting of share issuance $25, additional paid in capital $460 and a loan from a director $3,000. For the fiscal year ended December 31, 2014, net cash provided by financing activities was $10,900 consisting of $3,000 of proceeds from the sale of shares of our common stock and $7,900 by way of a loan from a director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, the Company has signed one year rental agreement with Hamlet Hayrapetyan, starting on August 16, 2015 and ending on August 16, 2016, with monthly price of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

PURCHASE OF SIGNIFICANT EQUIPMENT

The company has purchased one computer operated embroidery machine for embroidery mostly on any surface. The embroidery machine includes the machine with installed computer and all raw materials necessary for setting up and testing.

Technical characteristics:

Model Number:              ELUCKY EG1501CS
Power:                             100V/60Hz to 240V/50Hz
Weight:                          130 kg
Dimensions:                   800*800*1600MM
Max speed:                    1200SPM high speed

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (October 17, 2014) resulting in an accumulated deficit of $8,978 as of December 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended December 31, 2015 and for the period from Inception (October 17, 2014) to December 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the year ending December 31, 2015.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Development Stage Company
The Company is a development  stage  company as defined by section  915-10-20 of the FASB Accounting Standards  Codification and among the additional disclosures required as a development  stage company are that its financial  statements were identified as those of a development  stage company,  and that the statements of operations,  stockholders'  deficit and cash flows disclosed  activity since the date of its inception (October 17, 2014) as a development stage company Although the Company has  recognized  nominal  amounts of revenue,  it is still  devoting substantially  all of its  efforts  on  establishing  the  business.  All losses accumulated since Inception (October 17, 2014) have been considered as part of the Company's development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures  are no longer required for annual reporting  periods beginning after December  15,  2014  with the  option  for  entities  to early  adopt  these new provisions.  The Company has elected to early  adopt these  provisions  and consequently  these  additional  disclosures  are  not included  in these  financial statements.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $176 of cash as of December 31, 2015 compare to $3,500 as of December 31, 2014.

Fair Value of Financial Instruments
ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;
Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, accounts receivable, accounts payable and the Company’s loan from director approximates its fair value due to their short-term maturity.

Inventories
Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $871 in inventory as of December 31, 2015 compare to $848 as of December 31, 2014.

Property and Equipment
Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

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

Revenue Recognition
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

During the year ended December 31, 2015 or the period from October 17, 2014 to December 31, 2014 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Comprehensive Income
Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the year ended December 31, 2015 or the period from October 17, 2014 to December 31, 2014  there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company’s results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ILLUMITRY CORP.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and for the period from October 17, 2014 (Inception) to December 31, 2014

GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Illumitry Corp.

We have audited the accompanying balance sheet of Illumitry Corp. as of December 31, 2015 and for the period from October 17, 2014 (inception) through December 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Illumitry Corp. for the year ended December 31, 2015 and for the period from October 17, 2014 (inception) through December 31, 2014 and the results of its operations and cash flows for the year ended December 31, 2015 and for the period from October 17, 2014 (inception) through December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington
February 17, 2016

ILLUMITRY CORP.
CONDENSED BALANCE SHEETS
(AUDITED)

	December 31, 2015	December 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$176	$3,500
Inventory	871	848
Prepaid Expenses	-	1,200
Total Current Assets	1,047	5,548

Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Amortization	(892)	-
Total Fixed Assets	4,360	5,252

Total Assets	$5,407	$10,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$-	$-
Loan from director	10,900	7,900

Total Liabilities	10,900	7,900

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized,
3,025,000 and 3,000,000 shares issued and outstanding respectively	3,025	3,000
Additional paid-in capital	460	-
Deficit accumulated during the development stage	(8,978)	(100)

Total Stockholder’s Equity	(5,493)	2,900

Total Liabilities and Shareholders’ Equity	$5,407	$10,800

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
CONDENSED STATEMENT OF OPERATIONS
 (AUDITED)

	Year Ended December 31, 2015	For the period from October 17, 2014 (Inception) to December 31, 2014

REVENUES	$10,183	$-
Cost of Goods Sold	987	-
Gross Profit	9,196	-

OPERATING EXPENSES
General and Administrative Expenses	18,074	100
TOTAL OPERATING EXPENSES	18,074	100

NET LOSS FROM OPERATIONS	(8,878)	(100)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(8,878)	$(100)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,002,466	1,880,000

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
STATEMENT OF STOCKHOLDERS’ EQUITY
(AUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, October 17, 2014	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the year ended December 31, 2014	-	-	-	(100)	(100)

Balance, December 31, 2014	3,000,000	3,000	-	(100)	2,900

Shares issued for cash at $0.02 per share	25,000	25	460	-	485

Net loss for the year ended December 31, 2015	-	-	-	(8,878)	(8,878)

Balance, December 31, 2015	3,025,000	$3,025	$460	$(8,978)	$(5,493)

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
CONDENSED STATEMENT OF CASH FLOWS
(AUDITED)

	Year Ended December 31, 2015	For the period from October 17, 2014 (Inception) to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,878)	$(100)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	(23)	(848)
Prepaid Expenses	1,200	(1200)
Amortization	892	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,809)	(2,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(5,252)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(5,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25	3,000
Additional paid in capital	460	-
Loans	3,000	7,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,485	10,900

NET INCREASE IN CASH	(3,324)	3,500

Cash, beginning of period	3,500	-

Cash, end of period	$176	$3,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD FROM OCTOBER 17, 2014 (INCEPTION) TO DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 17, 2014. We are a development-stage company formed to commence operations in a field of embroidery on fabric, furnishings, and clothing in Armenia.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and incurred losses from October 17, 2014 through December 31, 2015.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended December 31, 2015.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $176 of cash as of December 31, 2015.

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

ILLUMITRY CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD FROM OCTOBER 17, 2014 (INCEPTION) TO DECEMBER 31, 2014

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

Basic Income (Loss) Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from October 17, 2014 (inception) to December 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income
Comprehensive income is defined as all changes in stockholders' deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the period from October 17, 2014 (inception) to December 31, 2015 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at October 17, 2014	$-	$-	$-
Additions	4,452	800	5,252
Disposals	-	-	-
As at December 31, 2015	$4,452	$800	$5,252

Depreciation
As at October 17, 2014	-	-	-
Change for the period	892	-	892
As at December 31, 2015	$892	$-	$892

Net book value	$3,560	$800	$4,360

We recognized depreciation expense of $892 in respect of equipment during the period from October 17, 2014 to December 31, 2015. No depreciation was recognized in respect of the website during the period from October 17, 2014 to December 31, 2015, as the website was not yet operational during the period.

ILLUMITRY CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD FROM OCTOBER 17, 2014 (INCEPTION) TO DECEMBER 31, 2014

NOTE 5 – LOAN FROM DIRECTOR

During the period from October 17, 2014 (Inception) to December 31, 2015, our sole director has loaned to the Company $10,900 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,900 as of December 31, 2015.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 14, 2014, the company issued a total of 3,000,000 common shares to its founder for a cash contribution of $3,000.

During November 2015, the company issued a total of 25,000 common shares for cash contribution of $484 at $0.02 per share.

There were 3,025,000 shares of common stock issued and outstanding as of December 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Company has entered in the one year rental agreement starting on August 16, 2015 and ending on August 16, 2016, with monthly price of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

NOTE 8 – INCOME TAXES

As of December 31, 2015 and December 31, 2014, the Company had net operating loss carry forwards of approximately $8,978 and $100 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.
The provision for Federal income tax consists of the following:

	December 31, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$3,018	$34
Less: valuation allowance	(3,018)	(34)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$3,053	$34
Less: valuation allowance	(3,053)	(34)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $8,978 as of December 31, 2015 compare to $100 as of December 31, 2014 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from December 31, 2015 to February 17, 2016, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of December 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Arusyak Sukiasyan 53, Ayasa, Yerevan, Armenia	41	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Arusyak Sukiasyan has acted as our President, Treasurer, Secretary and sole Director since our incorporation on October 17, 2014. Ms. Sukiasyan owns 100% of the outstanding shares of our common stock. Ms. Sukiasyan graduated from Armenian State University of Economics in 1995. Her major was Faculty of Economics. From 1997 through 2000, Ms. Sukiasyan’s first job and first experience with cloth was as a needlewoman at “Itar Clothing” with responsibilities of cutting and tailoring cloth. Further from the period from 2000 to 2004, she held the position of main seamstress in the shop of seven workers at the “Zatic Studio”. She worked at “Losinka” and became the foreman of the shop with five seamstresses subordinate to her from the period from 2005 to 2010. All of the positions our sole officer and director has held were located in Yerevan, Armenia. From 2010 to 2013, Ms. Sukiasyan was co-owner of the small enterprise “Ruzan”. Ruzan fulfilled the work of sewing national Armenian cloth with embroidery. She left the enterprise in 2013 and on October 17, 2014 Arusyak Sukiasyan registered Illumitry Corp. Ms. Sukiasyan intends to devote 20 hours a week of her time to planning and organizing activities of Illumitry Corp.

During the past ten years, Ms. Sukiasyan has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Ms. Sukiasyan was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.
An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Sukiasyan’s involvement in any type of business, securities or banking activities.

4.
Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.
Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Ms. Arusyak Sukiasyan. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on October 17, 2014 until December 31, 2015:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arusyak Sukiasyan, President and Treasurer	October 17, 2014 to December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of Feb. 13, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Arusyak Sukiasyan 53, Ayasa, Yerevan, Armenia	3,000,000 shares of common stock (direct)	99%

The percent of class is based on 3,025,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2015, a director had loaned $10,900 (December 31, 2014 - $7,900) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2015, we incurred approximately $7,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2014 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILLUMITRY CORP.
(Registrant)

Dated: April 4, 2016
	By:	/s/ Arusyak Sukiasyan
Name: Arusyak Sukiasyan
Title: Principal Executive, Financial Officer and
Chief Accounting Officer