Form 10-Q
period 2016-03-31
Illumitry Corp.
filed 2016-05-06
CIK 1636760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

+17027512912
(Issuer's telephone number)

illumitrycorp@gmail.com
(Issuer's email)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,650,000 common shares issued and outstanding as of March 31, 2016.

ILLUMITRY CORP.

QUARTERLY REPORT ON FORM 10-Q

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

ILLUMITRY CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,148	$176
Inventory	623	871
Prepaid Expenses	600	-
Total Current Assets	5,371	1,047

Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Amortization	(1,115)	(892)
Total Fixed Assets	4,137	4,360

Total Assets	$9,508	$5,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$-	$-
Loan from director	10,900	10,900

Total Liabilities	10,900	10,900

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized,
3,650,000 and 3,025,000 shares issued and outstanding respectively	3,650	3,025
Additional paid-in capital	12,182	460
Deficit accumulated during the development stage	(17,224)	(8,978)
Total Stockholder’s Equity	(1,392)	(5,493)

Total Liabilities and Shareholders’ Equity	$9,508	$5,407

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended March 31, 2016	Three months ended March 31, 2015

REVENUES	$1,900	$1,248
Cost of Goods Sold	248	-
Gross Profit	1,652	1,248

OPERATING EXPENSES
General and Administrative Expenses	9,898	6,080
TOTAL OPERATING EXPENSES	9,898	6,080

NET LOSS FROM OPERATIONS	(8,246)	(4,832)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(8,246)	$(4,832)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,345,879	1,880,000

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2016	Three months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,246)	$(4,832)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	248	-
Prepaid Expenses	(600)	(300)
Amortization	223	223
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,375)	(4,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	625	3,000
Additional paid in capital	11,722	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,347	3,000

NET INCREASE IN CASH	3,972	(1,309)

Cash, beginning of period	176	3,500

Cash, end of period	$4,148	$2,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 17, 2014. We are a development-stage company formed to commence operations in a field of embroidery on fabric, furnishings, and clothing in Armenia.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and incurred losses as of March 31, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2015.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months period ended March 31, 2016 and March 31, 2015.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,148 of cash as of March 31, 2016.

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

ILLUMITRY CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Basic Income (Loss) Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2016.

Comprehensive Income
Comprehensive income is defined as all changes in stockholders' deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2016 there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – LOAN FROM DIRECTOR

As of March 31, 2016 our sole director has loaned to the Company $10,900 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,900 as of March 31, 2016.

ILLUMITRY CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at December 31, 2015	$4,452	$800	$5,252
Additions	-	-	-
Disposals	-	-	-
As at March 31, 2016	$4,452	$800	$5,252

Depreciation
As at December 31, 2015	892	-	892
Change for the period	223	-	223
As at March 31, 2016	$1,115	$-	$1,115

Net book value	$3,337	$800	$4,137

We recognized depreciation expense of $1,115 in respect of equipment as of March 31, 2016. No depreciation was recognized in respect of the website from inception to March 31, 2016, as the website was not yet operational during the period.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 14, 2014, the company issued a total of 3,000,000 common shares to its founder for a cash contribution of $3,000.

During November 2015, the company issued a total of 25,000 common shares for cash contribution of $484 at $0.02 per share.

During January 2016, the company issued a total of 50,000 common shares for cash contribution of $955 at $0.02 per share.

During February 2016, the company issued a total of 550,000 common shares for cash contribution of $10,892 at $0.02 per share.

During March 2016, the company issued a total of 25,000 common shares for cash contribution of $500 at $0.02 per share.

There were 3,650,000 shares of common stock issued and outstanding as of March 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Company has entered in the one year rental agreement starting on August 16, 2015 and ending on August 16, 2016, with monthly price of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

NOTE 8 – INCOME TAXES

As of March 31, 2016 and December 31, 2015, the Company had net operating loss carry forwards of approximately $17,224 and $8,978 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ILLUMITRY CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

NOTE 8 – INCOME TAXES

The provision for Federal income tax consists of the following:

	March 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$2,803	$3,018
Less: valuation allowance	(2,803)	(3,018)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$5,856	$3,053
Less: valuation allowance	(5,856)	(3,053)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,224 as of March 31, 2016 compare to $8,978 as of December 31, 2015 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from March 31, 2016 to April 16, 2016, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2016, our total assets were $9,508. Total assets were comprised of $5,371 in current assets and $4,137 in fixed assets.

As at March 31, 2016, our current liabilities were $10,900 and Stockholders’ equity was a deficit of $1,392.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2016 net cash flows used in operating activities was $8,375 and $4,309 for the three months ended March 31, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2016 and March 31, 2015 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2016 and March 31, 2015 net cash flows used in financing activities was $12,347 and $3,000 respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ayasa, 53 Yerevan, Armenia, 0015, on May 6, 2016.

Illumitry Corp.

By: /s/ Arusyak Sukiasyan
Name: Arusyak Sukiasyan
Title: President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)