Form 10-Q
period 2016-08-18
Illumitry Corp.
filed 2016-08-19
CIK 1636760

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,625,000 common shares issued and outstanding as of March 31, 2016.

ILLUMITRY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015 Statements of Operations for the three months period ended Match 31, 2016 and Match 31, 2015 (Unaudited)	4 5

	Statements of Cash Flows for the three months period ended Match 31, 2016 and Match 31, 2015 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

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

ILLUMITRY CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2016 (Unaudited/ Restated)	December 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$4,148	$176
Inventory	623	871
Prepaid Expenses	600	-
Total Current Assets	$5,371	$1,047

Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Amortization	(1,115)	(892)
Total Fixed Assets	4,137	4,360

Total Assets	$9,508	$5,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$-	$-
Loan from director	11,400	10,900

Total Liabilities	11,400	10,900

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,625,000 and 3,025,000 shares issued and outstanding respectively	3,625	3,025
Additional paid-in capital	11,707	460
Deficit accumulated during the development stage	(17,224)	(8,978)

Total Stockholder’s Equity	(1,892)	(5,493)

Total Liabilities and Shareholders’ Equity	$9,508	$5,407

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended March 31, 2016	Three months ended March 31, 2015

REVENUES	$1,900	$1,248
Cost of Goods Sold	248	-
Gross Profit	1,652	1,248

OPERATING EXPENSES
General and Administrative Expenses	9,898	6,080
TOTAL OPERATING EXPENSES	9,898	6,080

NET LOSS FROM OPERATIONS	(8,246)	(4,832)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(8,246)	$(4,832)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,337,088	1,880,000

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31, 2016	Three months ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,246)	$(4,832)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	248	-
Prepaid Expenses	(600)	(300)
Amortization	223	223
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,375)	(4,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan	500	-
Proceeds from sale of common stock	600	3,000
Additional paid in capital	11,247	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,347	3,000

NET INCREASE IN CASH	3,972	(1,309)

Cash, beginning of period	176	3,500

Cash, end of period	$4,148	$2,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

NOTE 4 – LOAN FROM DIRECTOR

As of March 31, 2016 our sole director has loaned to the Company $11,400 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,400 as of March 31, 2016.

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

During February 2016, the company issued a total of 525,000 common shares for cash contribution of $10,392 at $0.02 per share.

During March 2016, the company issued a total of 25,000 common shares for cash contribution of $500 at $0.02 per share.

There were 3,625,000 shares of common stock issued and outstanding as of March 31, 2016.

NOTE 7 – RESTATEMENT

There are adjustments in the structure of the Company’s liabilities and shareholders’ equity: $500 increase in Loan from Director and $25 decrease in Common Stock and $475 decrease in Additional Paid In Capital.

	As Reported	As Restated
Loans	10,900	11,400
Common Stock	3,650	3,625
Additional Paid In Capital	12,182	11,707

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered in the one year rental agreement starting on August 16, 2015 and ending on August 16, 2016, with monthly price of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

ILLUMITRY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015

NOTE 9 – INCOME TAXES

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

NOTE 10 – SUBSEQUENT EVENTS

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

As at March 31, 2016, our current liabilities were $11,400 and Stockholders’ equity was a deficit of $1,892.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ayasa, 53 Yerevan, Armenia, 0015, on April 16, 2016.

Illumitry Corp.

By:	/s/	Arusyak Sukiasyan
	Name:	Arusyak Sukiasyan
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)