Form 10-Q/A
period 2016-08-25
Illumitry Corp.
filed 2016-08-25
CIK 1636760

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,625,000 common shares issued and outstanding as of June 30, 2016.

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

ILLUMITRY CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$1,505	$176
Inventory	368	871
Prepaid Expenses	1,484	-
Total Current Assets	$3,357	$1,047

Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Amortization	(1,338)	(892)
Total Fixed Assets	3,914	4,360

Total Assets	$7,271	$5,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Deferred revenue	$480	$-
Loan from director	11,400	10,900

Total Liabilities	11,880	10,900

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,625,000 and 3,025,000 shares issued and outstanding respectively	3,625	3,025
Additional paid-in capital	11,707	460
Deficit accumulated during the development stage	(19,941)	(8,978)

Total Stockholder’s Equity	(4,609)	(5,493)

Total Liabilities and Shareholders’ Equity	$7,271	$5,407

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended June 30, 2016	Six months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2015

REVENUES	$2,500	$4,400	$2,755	$4,003
Cost of Goods Sold	255	503	-	-
Gross Profit	2,245	3,897	2,755	4,003

OPERATING EXPENSES
General and Administrative Expenses	4,962	14,860	3,793	9,773
TOTAL OPERATING EXPENSES	4,962	14,860	3,793	9,773

NET LOSS FROM OPERATIONS	(2,717)	(10,963)	(1,038)	(5,770)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(2,717)	$(10,963)	$(1,038)	$(5,770)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,625,000	3,481,044	3,000,000	3,000,000

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2016	Six months ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,963)	$(5,770)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	503	(610)
Prepaid Expenses	(1,484)	600
Deferred revenue	480	-
Amortization	446	446
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,018)	(5,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	600	-
Additional paid in capital	11,247	-
Loan	500	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,347	3,000

NET INCREASE IN CASH	1,329	(2,334)

Cash, beginning of period	176	3,500

Cash, end of period	$1,505	$1,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

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

NOTE 4 – LOAN FROM DIRECTOR

As of June 30, 2016 our sole director has loaned to the Company $11,400 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,400 as of June 30, 2016.

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

There were 3,625,000 shares of common stock issued and outstanding as of June 30, 2016.

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

NOTE 9 – INCOME TAXES

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

As at June 30, 2016, our current liabilities were $11,880 and Stockholders’ equity was a deficit of $4,609.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ayasa, 53 Yerevan, Armenia, 0015, on July __, 2016.

Illumitry Corp.

By:	/s/	Arusyak Sukiasyan
	Name:	Arusyak Sukiasyan
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)