Form 10-Q
period 2016-10-25
Illumitry Corp.
filed 2016-10-25
CIK 1636760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

ILLUMITRY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 Statements of Operations for the three and nine months period ended September 30, 2016 and September 30, 2015 (Unaudited)	4 5

	Statements of Cash Flows for the nine months period ended September 30, 2016 and September 30, 2015 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Securities Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

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

ILLUMITRY CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Current Assets
Cash and cash equivalents	$1,468	$176
Inventory	1,061	871
Prepaid Expenses	884	-
Total Current Assets	$3,413	$1,047

Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Amortization	(1,561)	(892)
Total Fixed Assets	3,691	4,360

Total Assets	$7,104	$5,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$11,400	$10,900

Total Liabilities	11,400	10,900

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,625,000 and 3,025,000 shares issued and outstanding respectively	3,625	3,025
Additional paid-in capital	11,707	460
Deficit accumulated during the development stage	(19,628)	(8,978)

Total Stockholder’s Equity	(4,296)	(5,493)

Total Liabilities and Shareholders’ Equity	$7,104	$5,407

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015

REVENUES	$5,280	$9,680	$4,180	$8,183
Cost of Goods Sold	714	1,217	651	651
Gross Profit	4,566	8,463	3,529	7,532

OPERATING EXPENSES
General and Administrative Expenses	4,253	19,113	4,328	14,101
TOTAL OPERATING EXPENSES	4,253	19,113	4,328	14,101

NET LOSS FROM OPERATIONS	313	(10,650)	(799)	(6,569)

PROVISION FOR INCOME TAXES	-

NET LOSS	$313	$(10,650)	$(799)	$(6,569)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,625,000	3,529,745	3,000,000	3,000,000

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,650)	$(6,569)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	(190)	41
Prepaid Expenses	(884)	400
Amortization	669	669
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,055)	(5,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	600	-
Additional paid in capital	11,247	-
Loan	500	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,347	3,000

NET INCREASE IN CASH	1,292	(2,459)

Cash, beginning of period	176	3,500

Cash, end of period	$1,468	$1,041

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 17, 2014. We are a development-stage company formed to commence operations in a field of embroidery on fabric, furnishings, and clothing in Armenia.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and incurred losses as of September 30, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months period ended September 30, 2016 and September 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,468 of cash as of September 30, 2016.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2016.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2016 there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2016 our sole director has loaned to the Company $11,400 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,400 as of September 30, 2016.

ILLUMITRY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at December 31, 2015	$4,452	$800	$5,252
Additions	-	-	-
Disposals	-	-	-
As at September 30, 2016	$4,452	$800	$5,252

Depreciation
As at December 31, 2015	892	-	892
Change for the period	669	-	669
As at September 30, 2016	$1,561	$-	$1,561

Net book value	$2,891	$800	$3,691

We recognized depreciation expense of $1,561 in respect of equipment as of September 30, 2016. No depreciation was recognized in respect of the website from inception to September 30, 2016, as the website was not yet operational during the period.

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

There were 3,625,000 shares of common stock issued and outstanding as of September 30, 2016.

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

The prepaid expense of $884 is for prepaid rent.

ILLUMITRY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

NOTE 9 – INCOME TAXES

As of September 30, 2016 and December 31, 2015, the Company had net operating loss carry forwards of approximately $19,628 and $8,978 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$3,621	$3,018
Less: valuation allowance	(3,621)	(3,018)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$6,674	$3,053
Less: valuation allowance	(6,674)	(3,053)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $19,628 as of September 30, 2016 compare to $8,978 as of December 31, 2015 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from September 30, 2016 to October 17, 2016, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2016, our total assets were $7,104. Total assets were comprised of $3,413 in current assets and $3,691 in fixed assets.

As at September 30, 2016, our current liabilities were $11,400 and Stockholders’ equity was a deficit of $4,296.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2016 net cash flows used in operating activities was $11,055 and $5,459 for the nine months ended September 30, 2015.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2016 and September 30, 2015 we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2016 and September 30, 2015 net cash flows used in financing activities was $12,347 and $3,000 respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Ayasa, 53 Yerevan, Armenia, 0015, on October 25, 2016.

Illumitry Corp.

By:	/s/	Arusyak Sukiasyan
	Name:	Arusyak Sukiasyan
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)