Form 10-K
period 2016-12-31
Illumitry Corp.
filed 2017-03-10
CIK 1636760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  333-202841

ILLUMITRY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	7389	36-4797609
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

P.O Box 2551 Carlsbad, CA 92018 (Address of principal executive offices)

(702) 751-2912
(Issuer's telephone number) illumitrycorp@gmail.com (Issuer's email)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [X]   No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ILUM.”

As of December 31, 2016, the registrant had 3,625,000 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference:  None

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

COMPANY

Illumitry Corp., was incorporated in the State of Nevada on October 17, 2014 and established a fiscal year end of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We are a company formed to commence operations in a field of embroidery on fabric and cloth in Armenia.

On February 21, 2017, (i) Ms. Arusyak Sukiasyan resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  The resignation of Ms. Sukiasyan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 21, 2017, Mr. Collin McMullen was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

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

Item:	Embroidery Machine ELUCKY EG1501CS
Import:	Armenia
Export:	China
Machine cost:	$3,500
Country of origin:	China
Cost of delivery:	$300
Total cost:	$3,800
Raw materials	$ 800
DTA	---
VAT	$700
Total: unit, import, customs and taxes	$5,300

Embroidery machine is not large, is user-friendly, and is simple to operate.  We have already purchased one embroidery machine:

Technical characteristics:

Model Number:	ELUCKY EG1501CS
Power:	100V/60Hz to 240V/50Hz
Weight:	130 kg
Dimensions:	800*800*1600MM
Max speed:	1200SPM high speed

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

EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer and director, Collin McMullen. Our business office is located at: P.O Box 2551, Carlsbad, CA 92018.

OFFICES

The phone number is +17027512912. We do not currently own any property. The Company has re-signed a one year rental agreement with Hamlet Hayrapetyan, starting on August 16, 2016 and ending on August 16, 2017, with monthly rent of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

Risks Associated To Our Business

Our Independent Registered Public Accountant Has Expressed Substantial Doubt About Our Ability To Continue as A Going Concern.

We have accrued net losses of $20,384 for the year ending December 31, 2016, and have limited revenues of $12,680 for the year ended December 31, 2016. Our future is dependent upon our ability to obtain significant financing and upon future profitable operations. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth.

Michael Gillespie & Associates, PLLC, our independent registered public accounting firm, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our independent registered public accountant’s comments when determining if an investment in Illumitry Corp. is suitable.

We Are A Development Stage Company And Have Commenced Limited Operations In Our Business. We Expect To Incur Significant Operating Losses For the Foreseeable Future.

We were incorporated on October 17, 2014 and have commenced limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any additional revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business may likely be unsuccessful.

If We Do Not Attract Sufficient Number of Customers, We Will Not Make Significant Profit, Which Ultimately Result In A Cessation of Operations.

The Company currently has three customers. We have not identified any more customers and we cannot guarantee we will ever have any additional customers. Even if we obtain customers, there is no guarantee that we will generate additional revenues, which can negatively impact our business.

We Face Strong Competition From Larger And Well Established Companies, Which Could Harm Our Business And Ability To Operate Profitably.

Our industry is competitive. There are many different types of clothing companies in Armenia, which specialize in embroidery and our services are not unique. Even though the industry is fragmented, it has a number of large and well established companies, each of which are profitable and have developed a brand name. Marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

We Operate In A Competitive Environment, And If We Are Unable To Compete With Our Competitors, Our Business, Financial Condition, Results of Operations, Cash Flows And Prospects Could Be Materially Adversely Affected.

We operate in a competitive environment.  Our competition includes large, small and midsized companies, and many of them may sell similar embroidery on fabric and cloth in our markets at competitive prices. This competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Because We Are Small And Do Not Have Much Capital, Our Marketing Campaign May Not Be Enough To Attract Sufficient Number of Customers To Operate Profitably. If We Do Not Make A Profit, We Will Suspend Or Cease Operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our services known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably.

Because Our Principal Assets Are Located Outside of The United States, And Arusyak Sukiasyan, Our Former Director And Officer, Resides Outside of the United States, It May Be Difficult For An Investor To Enforce Any Right Based on U.S. Federal Securities Laws Against Us And/Or Ms. Sukiasyan, Or To Enforce A Judgment Rendered By A United States Court Against Us Or Ms. Sukiasyan.

Our principal operations and assets are located outside of the United States, and Arusyak Sukiasyan, our former officer and director, is a non-resident of the United States. Therefore, it may be difficult to effect service of process on Ms. Sukiasyan in the United States, and it may be difficult to enforce any judgment rendered against Ms. Sukiasyan. As a result, it may be difficult or impossible for an investor to bring an action against Ms. Sukiasyan, in the event that an investor believes that such investor’s rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of Republic of Armenia may render that investor unable to enforce a judgment against the assets of Ms. Sukiasyan. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, director or major shareholder, compared to shareholders of a corporation doing business in and whose officers and directors reside within the United States.

Additionally, our assets are located outside of the United States.  Therefore, they will be outside of the jurisdiction of United States courts to administer, if we become subject to an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were located within the United States and subject to United States bankruptcy laws.

Our Internal Controls May Be Inadequate, Which Could Cause Our Financial Reporting To Be Unreliable And Lead To Misinformation Being Disseminated To the Public. As A Result, Our Stockholders Could Lose Confidence In Our Financial Results, Which Could Harm Our Business And the Market Value of Our Common Shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to continue to evaluate and to report on our internal controls over financial reporting. We cannot be certain that we will be successful in continuing to maintain adequate control over our financial reporting and financial processes. Furthermore, if our business grows, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Key Management Personnel May Leave the Company, Which Could Adversely Affect the Ability of the Company To Continue Operations.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does not have an employment agreement in place with its sole officer and director. His departure or the loss of any other key personnel in the future could have a material adverse effect on the business. There is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and director

Our Sole Officer And Director Has No Experience Managing A Public Company Which Is Required To Establish And Maintain Disclosure Control And Procedures And Internal Control Over Financial Reporting.

Collin McMullen, our sole officer and director has never operated as a public company. He has no experience managing a public company, which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

As An “Emerging Growth Company” Under the JOBS Act, We Are Permitted To Rely on Exemptions From Certain Disclosure Requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s;

•

report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Any Additional Funding, We Arrange Through the Sale of Our Common Stock Will Result In Dilution To Existing Shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders’ interests in our company to be diluted. Such dilution will negatively affect the value of an investor’s shares.

Because we are a “shell company”, the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144, until we cease being a “shell company”.

We are a “shell company” as the applicable federal securities law defines that term. Specifically, because of the nature and amount of our assets, our limited operations history and limited revenues pursuant to applicable federal rules, we are considered a “shell company”. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” holders of our restricted securities cannot sell those securities in reliance on Rule 144. Another implication of us being a “shell company” is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. For us, to cease being a “shell company”, we must have more than nominal operations and more that nominal assets or assets which do not consist solely of cash or cash equivalents.

Our Common Shares Will Not Initially Be Registered Under the Exchange Act And As A Result We Will Have Limited Reporting Duties Which Could Make Our Common Stock Less Attractive To Investors.

Our common shares are not registered under Section 12 of the Exchange Act. As a result, we will not be subject to the federal proxy, tender offer, and short swing insider trading rules for Section 12 registrations, and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year. Our common shares are not registered under the Securities Exchange Act of 1934, as amended, and we do not intend to register our common shares under the Exchange Act for the foreseeable future, provided that, we will register our common shares under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2,000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As a result, although, upon the effectiveness of the registration statement of which this prospectus forms a part, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common shares are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules.

In addition, so long as our common shares are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common shares will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) registration statement, and periodic reports we file thereunder.

Because Our Common Stock Is Not Registered Under the Securities Exchange Act of 1934, as Amended, Our Reporting Obligations Under Section 15(D) of the Securities Exchange Act of 1934, as Amended, May Be Suspended Automatically If We Have Fewer Than 300 Shareholders of Record on the First Day of Our Fiscal Year.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, $10,000,000 in total assets and either more than 2,000 shareholders of record or 500 shareholders of record who are not accredited investors (as such term is defined by the Securities and Exchange Commission), in accordance with Section 12(g) of the Exchange Act).   As long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Markets Pink Sheets, but have not traded at this time.  Trading in stocks quoted on the OTC Markets Pink Sheets, is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Market Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Market Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2016, no shares of our common stock have traded

Number of Holders

As of December 31, 2016, the 3,625,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2016 and 2015

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

There were 3,625,000 shares of common stock issued and outstanding as of December 31, 2016,

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

Other Stockholder Matters

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

Revenue

We recognized revenue of $12,680 for the year ended December 31, 2016, compared to $10,183 the year ended December 31, 2015. Our Cost of Goods Sold was $1,523 for the year ended December 31, 2016 compared to $987 for the year ended December 31, 2015. Our Gross profit was $11,157 for the year ended December 31, 2016, compared to $9,196 for the year ended December 31, 2015. These revenues in 2016 related to the sales to our customers “Mariyan” Atelier and Shop of Fabric, LIDA LTD and Inturi Vaani LLC, and in 2015 our sales related to the sales to one customer “Mariyan” Atelier and Shop of Fabric.

Operating expenses

Total operating expenses for the year ended December 31, 2016, were $31,541 compared to $18,074 for the year ended December 31, 2015. Our operating expenses consisted of bank service charges $1,159 (December 31, 2015-$685), accounting fees $8,200 (December 31, 2015-$7,200), advertising & promotion $225 (December 31, 2015-$0); legal fees $1,500 (December 31, 2015-$5,200), rent $2,400 (December 31, 2015-$2,000), amortization $892 (December 31, 2015-$892) and regulatory filings $17,165 (December 31, 2015-$2,097). Expenses incurred during the fiscal year ended December 31, 2015, as compared to the year ended December 31, 2015, increased primarily due to the increased scale and scope of business operations.

Net Losses

The net loss for the fiscal year ended December 31, 2016, was $20,384, compare to $8,878 for the fiscal year ended December 31, 2015, due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2016, our total assets were $9,970 comprised of cash $3,463, inventory $2,755, prepaid expenses $284 and net fixed assets $3,468. Our total liabilities were $24,000 comprised of a loan from a director. As of December 31, 2015, comprised of cash $176, inventory $871 and net fixed assets $4,360. Our total liabilities were $10,900 comprised of a loan from director.

Shareholders’ equity has decreased from deficit of $5,493 as of December 31, 2015, to a deficit of $14,030 as of December 31, 2016. The increased deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $29,362 as of December 31, 2016, compare to $8,978 as of December 31, 2015, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended December 31, 2016 and December 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2016, net cash flows used in operating activities was $21,660 compared to $6,809 for December 31, 2015.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended December 31, 2016, the same as of December 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loans from our director. For the fiscal year ended December 31, 2016, net cash from financing activities was $24,947 consisting of share issuances for $600, additional paid in capital $11,247 and a loan from a director $13,100. For the fiscal year ended December 31, 2015, net cash from financing activities was $3,485 consisting of share issuance for $25, additional paid in capital $460 and a loan from a director $3,000.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve months’ period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock, from selling our products and from our sole officer and director loan. Ms. Sukiasyan, our sole officer and director, has agreed to land funds to the Company. She has signed an agreement which evidencing the obligation loan funds to the Company if it is needed in case of not raising sufficient funds from this offering.

MATERIAL COMMITMENTS

As of the date of this Annual Report, the Company has re-signed a one year rental agreement with Hamlet Hayrapetyan, starting on August 16, 2016 and ending on August 16, 2017, with monthly rent of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

PURCHASE OF SIGNIFICANT EQUIPMENT

The company has purchased one computer operated embroidery machine for embroidery on almost any type of surface. The embroidery machine includes the machine with installed computer and all raw materials necessary for setting up and testing.

Technical characteristics:

Model Number:	ELUCKY EG1501CS
Power:	100V/60Hz to 240V/50Hz
Weight:	130 kg
Dimensions:	800*800*1600MM
Max speed:	1200SPM high speed

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (October 17, 2014) resulting in an accumulated deficit of $29,362 as of December 31, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended December 31, 2016 and 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’’ equity  and cash flows of the Company for the year ending December 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,463 of cash as of December 31, 2016, compare to $176 as of December 31, 2015.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,755 in inventory as of December 31, 2016, compared to $871 as of December 31, 2015.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years.

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

During the year ended December 31, 2016 and 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the year ended December 31, 2016 and 2015 there were no differences between our comprehensive loss and net loss.

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

Item 8. Financial Statements and Supplementary Data

ILLUMITRY CORP.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and December 31, 2015

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Illumitry Corp.

We have audited the accompanying balances sheet of Illumitry Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Illumitry Corp. for the years ended December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

February 24, 2017

ILLUMITRY CORP.

CONDENCED BALANCE SHEETS

(AUDITED)

	December 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$3,463	$176
Inventory	2,755	871
Prepaid Expenses	284	-
Total Current Assets	$6,502	$1,047

Net Fixed Assets
Equipment/Website	5,252	5,252
Accumulated Depreciation	(1,784)	(892)
Total Net Fixed Assets	3,468	4,360

Total Assets	$9,970	$5,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$-	$-
Loan from director	24,000	10,900

Total Liabilities	24,000	10,900

Shareholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,625,000 and 3,025,000 shares issued and outstanding respectively	3,625	3,025
Additional paid-in capital	11,707	460
Deficit accumulated during the development stage	(29,362)	(8,978)

Total Stockholder’s Deficit	(14,030)	(5,493)

Total Liabilities and Shareholders’ Deficit	$9,970	$5,407

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENCED STATEMENT OF OPERATIONS

 (AUDITED)

	Year Ended December 31, 2016	Year Ended December 31, 2015

REVENUES	$ 12,680	$ 10,183
Cost of Goods Sold	1,523	987
Gross Profit	11,157	9,196

OPERATING EXPENSES
General and Administrative Expenses	31,541	18,074
TOTAL OPERATING EXPENSES	31,541	18,074

NET LOSS FROM OPERATIONS	(20,384)	(8,878)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (20,384)	$ (8,878)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,553,415	3,002,466

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

(AUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	3,000,000	$ 3,000	-	$ (100)	$ 2,900

Shares issued for cash at $0.02 per share	25,000	25	460	-	485

Net loss for the year ended December 31, 2015	-	-	-	(8,878)	(8,878)

Balance, December 31, 2015	3,025,000	$ 3,025	460	$ (8,978)	$ (5,493)

Shares issued for cash at $0.02 per share	600,000	600	11,247	-	11,847

Net loss for the year ended December 31, 2016	-	-	-	(20,384)	(20,384)

Balance, December 31, 2016	3,625,000	$ 3,625	11,707	$ (29,362)	$ (14,030)

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

CONDENCED STATEMENT OF CASH FLOWS

(AUDITED)

	Year Ended December 31, 2016	Year Ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (20,384)	$ (8,878)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	(1,884)	(23)
Prepaid Expenses	(284)	1,200
Amortization	892	892
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,660)	(6,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	600	25
Additional paid in capital	11,247	460
Loans	13,100	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,947	3,485

NET INCREASE IN CASH	3,287	(3,324)

Cash, beginning of period	176	3,500

Cash, end of period	$ 3,463	$ 176

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to unaudited financial statements.

ILLUMITRY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 17, 2014. We are a development-stage company formed to commence operations in a field of embroidery on fabric, furnishings, and clothing in Armenia. Our location is Sasunci Davit Square, Yerevan, Armenia.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and incurred losses as of December 31, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2016 and December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,463 of cash as of December 31, 2016, and $176 of cash as of December 31, 2015.

Inventory

The Company had $2,755 in raw materials inventory as of December 31, 2016, and $871 as of December 31, 2015, respectively.

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

ILLUMITRY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2016.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2016, there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM DIRECTOR

As of December 31, 2016, our sole director has loaned to the Company $24,000 pursuant to the Verbal Agreement. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $24,000 as of December 31, 2016, and $10,900 as of December 31, 2015.

ILLUMITRY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at December 31, 2015	$4,452	$800	$5,252
Additions	-	-	-
Disposals	-	-	-
As at December 31, 2016	$4,452	$800	$5,252

Depreciation
As at December 31, 2015	892	-	892
Change for the period	892	-	892
As at December 31, 2016	$1,784	$-	$1,784

Net book value	$2,668	$800	$3,468

We recognized depreciation expense of $1,784 in respect of equipment as of December 31, 2016. Depreciation was recognized in respect of the website from inception to December 31, 2016, as the website was t operational during the period.

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

There were 3,625,000 shares of common stock issued and outstanding as of December 31, 2016.

NOTE 7 – RESTATEMENT

As of March 31, 2016, there were adjustments made in the structure of the Company’s liabilities and shareholders’ equity: $500 increase in Loan from Director and $25 decrease in Common Stock and $475 decrease in Additional Paid In Capital, due to error in records of accounting entries.

	As Reported	As Restated
Loans	10,900	11,400
Common Stock	3,650	3,625
Additional Paid In Capital	12,182	11,707

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Company has resigned the one year rental agreement starting on August 16, 2016 and ending on August 16, 2017, with monthly price of $200. The office is 30 square meters in underground passage on Sasunci Davit Square, Yerevan, Armenia.

ILLUMITRY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 9 – INCOME TAXES

As of December 31, 2016, and December 31, 2015, the Company had net operating loss carry forwards of approximately $29,362 and $8,978 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$ 6,930	$ 3,018
Less: valuation allowance	(6,930)	(3,018)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 9,983	$ 3,053
Less: valuation allowance	(9,983)	(3,053)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $29,362 as of December 31, 2016, compared to $8,978 as of December 31, 2015, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

CHANGES IN CONTROL OF REGISTRANT

On February 7, 2017, Jaeson Cayne, acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan in exchange for $315,000 per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between Mr. Cayne and Ms. Sukiasyan.

There are no arrangements or understandings between Ms. Sukiasyan and Mr. Cayne and/or their respective associates with respect to the election of directors or other matters.

The following table sets forth, as of February 21, 2017, the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of the date of this Current Report, there are 3,625,000 shares of common stock issued and outstanding.

ILLUMITRY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers:
Jaeson Cayne	3,000,000	83%
All executive officers and directors as a group (1 person)	3,000,000	83%
(1) Mr. Jaeson Cayne acquired these shares on February 7, 2017 in a private transaction from Ms. Arusyak Sukiasyan, our former sole officer and director.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

There are no arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the company.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On February 21, 2017, (i) Ms. Arusyak Sukiasyan resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  The resignation of Ms. Sukiasyan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 21, 2017, Mr. Collin McMullen was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

The following sets forth biographical information for Mr. Collin McMullen is set forth below:

Collin McMullen. age 41: Mr. McMullen has been the head of a youth fitness program in Atlanta since January 2012. While leading the youth fitness program Mr. McMullen has been able to reach out and help many young adults in the Atlanta area and become a major catalyst in helping these young adults lead healthier more active lifestyles. Mr. McMullen’s responsibilities at the fitness center revolve around fitness training at the group and personal levels, as well as working with athletes in competitive running.  Since 2014, Mr. McMullen has also been the Staff Pastor at his church where he specializes in the continuing education of young adults; thereby, furthering his mentor position at the youth fitness center.  The Company has decided to appoint Mr. McMullen as a Director and Officer, due to his experience operating small organizations and his ability to connect and motivate those people working around him.

There are no family relationships between the Designees.

In accordance with ASC 855-10 the Company has analyzed its operations from December 31, 2016 to February 24, 2017, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Subsequent to the year ended December 31, 2016,

CHANGES IN CONTROL OF REGISTRANT

On February 7, 2017, Jaeson Cayne, acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan in exchange for $315,000 per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between Mr. Cayne and Ms. Sukiasyan.

There are no arrangements or understandings between Ms. Sukiasyan and Mr. Cayne and/or their respective associates with respect to the election of directors or other matters.

The following table sets forth, as of February 21, 2017, the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of the date of this Current Report, there are 3,625,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers:
Jaeson Cayne	3,000,000	83%
All executive officers and directors as a group (1 person)	3,000,000	83%
(1) Mr. Jaeson Cayne acquired these shares on February 7, 2017 in a private transaction from Ms. Arusyak Sukiasyan, our former sole officer and director.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

There are no arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the company.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On February 21, 2017, (i) Ms. Arusyak Sukiasyan resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  The resignation of Ms. Sukiasyan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 21, 2017, Mr. Collin McMullen was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

The following sets forth biographical information for Mr. Collin McMullen is set forth below:

Collin McMullen. age 41: Mr. McMullen has been the head of a youth fitness program in Atlanta since January 2012. While leading the youth fitness program Mr. McMullen has been able to reach out and help many young adults in the Atlanta area and become a major catalyst in helping these young adults lead healthier more active lifestyles. Mr. McMullen’s responsibilities at the fitness center revolve around fitness training at the group and personal levels, as well as working with athletes in competitive running.  Since 2014, Mr. McMullen has also been the Staff Pastor at his church where he specializes in the continuing education of young adults; thereby, furthering his mentor position at the youth fitness center.  The Company has decided to appoint Mr. McMullen as a Director and Officer, due to his experience operating small organizations and his ability to connect and motivate those people working around him.

There are no family relationships between the Designees.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Collin McMullen, P.O. Box 2551, Carlsbad, CA 92018	41	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)
Arusyak Sukiasyan 53, Ayasa, Yerevan, Armenia	41	Former - President, Treasurer, Secretary and Director (Former - Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Collin McMullen. age 41: Mr. McMullen has been the head of a youth fitness program in Atlanta since January 2012. While leading the youth fitness program Mr. McMullen has been able to reach out and help many young adults in the Atlanta area and become a major catalyst in helping these young adults lead healthier more active lifestyles. Mr. McMullen’s responsibilities at the fitness center revolve around fitness training at the group and personal levels, as well as working with athletes in competitive running.  Since 2014, Mr. McMullen has also been the Staff Pastor at his church where he specializes in the continuing education of young adults; thereby, furthering his mentor position at the youth fitness center.  The Company has decided to appoint Mr. McMullen as a Director and Officer, due to his experience operating small organizations and his ability to connect and motivate those people working around him.

During the past ten years, Mr. McMullen has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. McMullen was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. McMullen’s involvement in any type of business, securities or banking activities.

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

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Mr. McMullen. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on October 17, 2014 until December 31, 2016:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arusyak Sukiasyan, Former President and Treasurer	December 31, 2015 to December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 2, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jaeson Cayne, P.O. Box 2551, Carlsbad, CA 92018	3,000,000 shares of common stock (direct)	82.76%
			82.76%

 The percent of class is based on 3,625,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2016, a former director had loaned $24,000 (December 31, 2015 - $10,900) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2016, we incurred approximately $8,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2015 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016.

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

ILLUMITRY CORP.
(Registrant)

Dated: March 10, 2017
	By:	/s/ Collin McMullen
		Name:	Collin McMullen
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer

Dated: March 10, 2017
	By:	/s/ Collin McMullen
		Name:	Collin McMullen
		Title:	Director