Form 10-Q/A
period 2016-06-30
Illumitry Corp.
filed 2017-03-23
CIK 1636760

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

Explanatory Note

We are filing this Amendment No.2 to our Form 10-Q for the fiscal period ended June 30, 2016, for the purposes of filing currently dated certifications as Exhibits 31.1, 31.2, and 32.1. This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-Q and our other SEC filings subsequent to the filing of the Original 10-Q. as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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