Form 10-Q/A
period 2016-09-30
Illumitry Corp.
filed 2017-03-23
CIK 1636760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,625,000 common shares issued and outstanding as of September 30, 2016.

Explanatory Note

We are filing this Amendment No.1 to our Form 10-Q for the fiscal period ended September 30, 2016, for the purposes of filing currently dated certifications as Exhibits 31.1, 31.2, and 32.1. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and our other SEC filings subsequent to the filing of the Original 10-Q. as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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