Form 10-Q
period 2017-03-31
Illumitry Corp.
filed 2017-05-22
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-202841

ILLUMITRY CORP.

(Name of small business issuer in its charter)

Nevada	42-1771342
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 2551

Carlsbad, CA 92018

(Address of principal executive offices)

(702) 751-2912

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 17, 2017, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ILLUMITRY CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of ILLUMITRY CORP. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," ”ILUM,” "our," "us," the "Company," refers to ILLUMITRY CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ILLUMITRY CORP.
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets
Cash	$ 24,985	$ 3,463
Inventory	-	2,755
Prepaid expense	10,395	284
Total current assets	35,380	6,502

Fixed assets, net	-	3,468

Total assets	$ 35,380	$ 9,970

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Loan from director	$ -	$ 24,000
Notes payable to related party	30,726	-
Accounts payable	10,888	-
Accrued expenses to related party	362	-

Total current liabilities	41,976	24,000

Total liabilities	41,976	24,000

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
3,625,000 shares issued, issuable and outstanding at March 31, 2017 and December 31, 2016, respectively	3,625	3,625
Additional paid-in capital	41,602	11,707
Accumulated deficit	(51,823)	(29,362)
Total stockholders' deficit	(6,596)	(14,030)

Total liabilities and stockholders' deficit	$ 35,380	$ 9,970

See accompanying notes to unaudited condensed financial statements.

ILLUMITRY CORP.
Condensed Statements of Operations
For the Three Months Ended March 31,
(unaudited)

	2017	2016

Revenue, net	$ -	$ 1,900
Cost of goods sold	-	248
Gross profit	-	1,652

Operating expenses
General and administrative	18,734	9,898

Operating loss from continuing operations	(18,734)	(8,246)

Other income (expense)
Interest expense	(362)	-

Total other income (expense)	(362)	-

Discontinued operations
Income from discontinued operations	(3,365)	-

Net loss	$ (22,461)	$ (8,246)

Net loss per share - basic and diluted
From continuing operations	$ (0.01)	$ (0.00)
From discontinued operations	(0.00)	-
	$ (0.01)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	3,625,000	3,345,879

See accompanying notes to unaudited condensed financial statements.

ILLUMITRY CORP.
Condensed Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$ (19,096)	$ (8,246)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	223
Changes in operating assets and liabilities of continuing operations:
Inventory	-	248
Prepaid expenses	(10,111)	(600)
Accounts payable	10,888	-
Accrued expenses to related party	362	-
Net cash used in operating activities - continuing operations	(17,957)	(8,375)

Net loss from discontinued operations	(3,365)
Adjustments to reconcile net loss to net cash provided by discontinued operations:
Depreciation and amortization	111	-
Net cash provided by operating activities - discontinued operations	(3,254)	-

Cash flows from financing activities - continuing operations:
Proceeds from loan from former director	12,507	-
Proceeds from note payable to related party	30,726	-
Repayment of loan to former director	(500)
Proceeds from the sale of common stock	-	12,347
Net cash provided by financing activities - continuing operations	42,733	12,347

Net decrease in cash	21,522	3,972

Cash at beginning of period	3,463	176

Cash at end of period	$ 24,985	$ 4,148

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

See accompanying notes to unaudited condensed financial statements.

ILLUMITRY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on October 17, 2014.

On February 7, 2017 (the date of the “Change of Control”), Jaeson Cayne (“Cayne”), acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan (“Sukiasyan”), the former officer and director of the Company, in exchange for $315,000 per the terms of a Stock Purchase Agreement by and between Cayne and Sukiasyan.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and incurred losses as of March 31, 2017.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Illumitry Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2016 filed on March 10, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

The timely preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Discontinued Operations

Due to the Change of Control, the operations of the Company prior to the date of the Change of Control are reflected on the financial statements as discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had cash of $24,985 as of March 31, 2017 and $3,463 as of December 31, 2016.  As part

ILLUMITRY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

of the settlement of debt with Sukiasyan, $500 of cash was netted against the outstanding balance due Sukiasyan on the date of the Change of Control.  See Note 4.

Inventory

The Company had $0 and $2,755 in raw materials inventory as of March 31, 2017 and December 31, 2016, respectively.  As part of the settlement of debt with Sukiasyan, the inventory was netted against the outstanding balance due Sukiasyan on the date of the Change of Control.  See Note 4.

Income Taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition.” The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

ILLUMITRY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Stock-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2017.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2017.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY

As of March 31, 2017 and December 31, 2016, the Company had loans to Sukiasyan, our former sole director of $0 and $24,000, respectively, pursuant to the Verbal Agreement. This loan was unsecured, non-interest bearing and due on demand.  The imputed interest was deemed immaterial.  As part of the Change of Control, the balance due was $24,000 which was netted against various assets and netted a contribution of $29,895 which was recorded to additional paid-in capital.  See Notes 3, 5 and 6.

On January 5, 2017, the Company entered into a loan with Sukiasyan for up to $15,000, which $12,507 was funded to the Company.  This loan was unsecured, non-interest bearing and due on demand.  The imputed interest was deemed immaterial.  As part of the Change of Control, the balance due was $12,507, which was netted against various assets and netted a contribution of $29,895 which was recorded to additional paid-in capital.  See Notes 3, 5 and 6.

On February 9, 2017, the Company entered into a loan with Waylon McMullen (“W. McMullen”), the father of Collin McMullen, the sole officer and director of the Company, for $2,500.  The loan is unsecured, 10% interest, and is due on demand.  The principal and accrued interest as of March 31, 2017 was $2,500 and $35, respectively.  See Note 6.

ILLUMITRY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

On February 16, 2017, the Company entered into a loan with W. McMullen for $26,526.  The loan is unsecured, 10% interest, and is due on demand.  The principal and accrued interest as of March 31, 2017 was $26,526 and $320, respectively.  See Note 6.

On March 17, 2017, the Company entered into a loan with W. McMullen for $1,700.  The loan is unsecured, 10% interest, and is due on demand.  The principal and accrued interest as of March 31, 2017 was $1,700 and $7, respectively.  See Note 6.

NOTE 5 – FIXED ASSETS

The fixed assets of the Company, net of depreciation, is as follows:

	March 31,	December 31,
	2017	2016
Equipment	$ -	$ 4,452
Website	-	800
Total fixed assets	-	5,252
Less: accumulated depreciation and amortization	-	(1,784)
Fixed assets, net	$ -	$ 3,468

We recognized depreciation and amortization expense of $111 and $223 in for the three months ended March 31, 2017 and 2016, respective.  For the period ended March 31, 2017, the $111 was reclassified to discontinued operations.

Due to the Change of Control, the fixed assets, net of accumulated depreciation, were part of the settlement of the debt owed to Sukiasyan, resulting in $3,357 of net fixed assets being transferred to Sukiasyan.  See Note 4.

NOTE 6 – NOTES PAYABLE

As of March 31, 2017 and December 31, 2016, the Company had the following notes payable:

Notes payable to related party
	March 31, 2017			December 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Waylon McMullen	$ 2,500	$ 35	$ 2,535	$ -	$ -	$ -
Waylon McMullen	26,526	320	26,846	-	-	-
Waylon McMullen	1,700	7	1,707	-	-	-
Total	$ 30,726	$ 362	$ 31,088	$ -	$ -	$ -

On January 5, 2017, the Company entered into a loan with Sukiasyan for up to $15,000, which $12,507 was funded to the Company.  The loan was unsecured, non-interest bearing and due on demand.  The imputed interest was deemed immaterial.  As part of the Change of Control, the balance due was $12,507, which was netted against various assets and netted a contribution of $29,895 which was recorded to additional paid-in capital.  See Notes 3, 4 and 5.

ILLUMITRY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

On February 9, 2017, the Company entered into a loan with W. McMullen for $2,500.  The loan is unsecured, 10% interest, and is due on demand.  The principal and accrued interest as of March 31, 2017 was $2,500 and $35, respectively.  See Note 4.

On February 16, 2017, the Company entered into a loan with W. McMullen for $26,526.  The loan is unsecured, 10% interest, and is due on demand.  The principal and accrued interest as of March 31, 2017 was $26,526 and $320, respectively.  See Note 4.

On March 17, 2017, the Company entered into a loan with W. McMullen for $1,700.  The loan is unsecured, 10% interest, and is due on demand.  The principal and accrued interest as of March 31, 2017 was $1,700 and $7, respectively.  See Note 4.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

There were 3,625,000 shares of common stock issued and outstanding as of March 31, 2017.

NOTE 8 – RESTATEMENT

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 10 – SUBSEQUENT EVENTS

As of the date of this report, management has determined that there are no significant subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

The Company’s revenues were $0 for the three months ended March 31, 2017 compared to $1,900 for the same period in 2016.  The Company had a change in control in February 2017 thereby changing the operations of the Company.

Cost of Revenues

The Company’s cost of revenue was $0 for the three months ended March 31, 2017 compared to $248 for the same period in 2016.  The Company had a change in control in February 2017 thereby changing the operations of the Company.

Operating Expenses

Operating expenses for continuing operations for the three months ended March 31, 2017, and March 31, 2016, were $18,734 and $9,898, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to expenses related to SEC filings.

Net Loss

Net loss for continuing operations for the three months ended March 31, 2017, was $19,096 compared with a net loss of $8,246 for the three months ended March 31, 2016.  The net loss is due to an increase in operating expenses. Net loss for discontinued operations for the three months ended March 31, 2017, was $3,365.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $24,985 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended March 31, 2017 compared to the three months ended March 31, 2016

For the three months ended March 31, 2017, operating activities for continuing operations used cash of $17,957 compared to $8,375 for the same period in 2016. The cash used by operating activities for continuing operations is related to general and administrative expenses.

For the three months ended March 31, 2017 and 2016, the Company did not use or generate cash from investing activities.

For the three months ended March 31, 2017, the Company had cash from financing activities for continuing operations of $42,733, consisting of $12,507 from a former director and $30,726 from a related party.  For the three months ended March 31, 2016, the Company had cash from financing activities for continuing operations of $12,347 from the sale of common stock.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has generated no revenues for the three months ended March 31, 2017, has recurring net losses for continuing operations for the three months ended March 31, 2017 of $19,096, and negative working capital as of March 31, 2017 of $6,596, and used cash in operations for continuing operations of $17,957 for the three months ended March 31, 2017. In addition, as of March 31, 2017, the Company had a stockholders’ deficit and accumulated deficit of $6,596 and $51,823, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K as filed on March 10, 2017, for a discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

There are no changes in our internal controls over financial reporting other than as described elsewhere herein.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 10, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.
10.1	Loan Agreement by and between the Company and Arusyak Sukiasyan, dated October 17, 2014	Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.
10.2	Commercial Property Rental Agreement by and between the Company and Hamlet Hayrapetyan, dated February 16, 2015	Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.
10.3	Agreement for the Sale of Goods, by and between the Company and Mariyan Atelier and Shop of Fabric, dated December 17, 2014.	Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.
10.4	Verbal Agreement by and between the Company and Arusyak Sukiasyan, dated October 17, 2014	Filed with the SEC on July 24 2015 as part of our Registration of Securities on Form S-1.
10.5	Promissory Note by and between the Company and Waylon McMullen, dated February 9, 2017	Filed herewith.
10.6	Promissory Note by and between the Company and Waylon McMullen, dated February 16, 2017	Filed herewith.
10.7	Promissory Note by and between the Company and Waylon McMullen, dated March 17, 2017	Filed herewith.

16.1	Letter from Former Auditor, dated July 9, 2015.	Filed with the SEC on July 10, 2015 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLUMITRY CORP.
Dated: May 22, 2017	/s/ Collin McMullen
Collin McMullen
Its: President, CEO, CFO, Treasurer, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 22, 2017	/s/ Collin McMullen
By: Collin McMullen Its: Director