Form 10-Q
period 2017-06-30
Illumitry Corp.
filed 2017-09-29
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging Growth Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

As of September 25, 2017, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ILLUMITRY CORP.*

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

ILLUMITRY CORP.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$ 12,285	$ -
Current assets - discontinued operations	-	6,502
Total current assets	12,285	6,502

Non-current assets - discontinued operations	-	3,468

Total assets	$ 12,285	$ 9,970

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable to related party	$ 48,266	$ -
Accrued expenses to related party	1,196	-
Current liabilities - discontinued operations	-	24,000
Total current liabilities	49,462	24,000

Total liabilities	49,462	24,000

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,3,625,000 shares issued, issuable and outstanding at June 30, 2017 and December 31, 2016, respectively	3,625	3,625
Additional paid-in capital	41,602	11,707
Accumulated deficit	(82,404)	(29,362)
Total stockholders' deficit	(37,177)	(14,030)

Total liabilities and stockholders' deficit	$ 12,285	9,970

See accompanying notes to unaudited condensed financial statements.

ILLUMITRY CORP,
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	29,385	-	48,119	-
TOTAL OPERATING EXPENSES	29,385	-	48,119	-

Other income (expense):
Interest expense	(1,196)	-	(1,558)	-
Total other income (expense)	(1,196)	-	(1,558)	-

Discontinued operations:
Income (loss) from discontinued operations	-	(2,717)	(3,365)	(10,963)

Net loss	$ (30,581)	$ (2,717)	$ (53,042)	$ (10,963)

Net Loss per share, basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Number of shares outstanding	3,625,000	3,625,000	3,625,000	3,481,044

See accompanying notes to unaudited condensed financial statements.

ILLUMITRY CORP.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(unaudited)

	Six Months Ended June 30,
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss from continuing operations	$ (49,677)	$ -
Adjustments to reconcile net loss to net cash used in continuing operations:
Accrued interest - related party	1,196	-
Net cash used in operating activities - continuing operations	(48,481)	-

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	(3,365)	(10,963)
Current assets	6,502	(55)
Current liabilities	(5,895)	-
Net cash used in operating activities - discontinued operations	9,032	(11,018)

Net cash used for operating activities	(39,449)	(11,018)

Net cash used in investing activities—discontinued operations	3,468	-

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	48,266	-
Net cash provided by financing activities - continuing operations	48,266	-

Net cash provided by financing activities - discontinued operations	-	12,347

Net cash provided by financing activities	48,266	12,347

Net increase (decrease) in cash	12,285	1,329

Cash at beginning of period	-	176

Cash at end of period	$ 12,285	$ 1,505

Supplementary disclosures of non-cash financing transaction:
Related party contribution to paid in capital	$ 29,895	$ -

	See accompanying notes to unaudited condensed financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Illumitry Corp. (“the Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on October 17, 2014.

On February 7, 2017 (the date of the “Change of Control”), Jaeson Cayne (“Cayne”), on behalf of and as agent for PetsZX, Inc. has acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan (“Sukiasyan”), the former officer and director of the Company, in exchange for $315,000 per the terms of a Stock Purchase Agreement by and between Cayne and Sukiasyan.

On May 31, 2017, the Company entered into an agreement to acquire approximately 98.8% of the issued and outstanding shares of PetsZX, Inc., a company affiliated with Cayne.  This agreement was cancelled on September 1, 2017, pursuant to the terms of a Cancellation of Stock Purchase Agreement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues and incurred losses as of June 30, 2017.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Illumitry Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2016 filed on March 10, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents of $12,285 and $3,463 as of June 30, 2017 and December 31, 2016, respectively.  As part of the settlement of debt with Sukiasyan, $500 of cash was netted against the outstanding balance due Sukiasyan on the date of the Change of Control.  See Note 4.

Inventory

The Company had $0 and $2,755 in raw materials inventory as of June 30, 2017 and December 31, 2016, respectively.  As part of the settlement of debt with Sukiasyan, the inventory was netted against the outstanding balance due Sukiasyan on the date of the Change of Control.  See Note 4.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition.” The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2017.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016 the Company had loans payable to Mr. Sukiasyan, our former sole director of $0 and $24,000, respectively, pursuant to the verbal agreement. This loan was unsecured, non-interest bearing and due on demand.  The imputed interest on this note was deemed immaterial.  As part of the Change of Control, the balance $24,000 due to Mr. Sukiasyan was netted against various assets and netted a contribution of $29,895 resulting from the change in control which was recorded to additional paid-in capital.  See Notes 3, 5 and 6.

On January 5, 2017, the Company entered into a loan with Mr. Sukiasyan for up to $15,000, of which $12,507 was funded to the Company.  This loan was unsecured, non-interest bearing and due on demand.  The imputed interest was deemed immaterial.  As part of the Change of Control, the balance due of $12,507 was netted against various assets and netted a contribution of $29,895 which was recorded to additional paid-in capital.  See Notes 3, 5 and 6.

On February 9, 2017, the Company entered into a loan with the father of Collin McMullen, the sole officer and director of the Company, for $2,500.  The loan is unsecured, 10% interest, and is due on demand.   The Company entered into additional loan agreements on the same terms on the following dates and for the following amounts: February 16, 2017 for $26,526; March 17, 2017 for $1,700; May 9, 2017 for $1,850; May 25, 2017 for $4,685; and June 23, 2017 for $11,005.  See Note 6.

NOTE 5 – FIXED ASSETS

As of June 30, 2017, the Company had no fixed assets.  At December 31, 2016, prior to the change in control, the Company had net fixed assets of $3,468 which was composed of equipment and website $5,252 and accumulated depreciation of $1,784

NOTE 6 – NOTES PAYABLE

As of June 30, 2017, the Company had the following notes payable:

On February 9, 2017, the Company entered into a loan with the father of Collin McMullen, the sole officer and director of the Company, for $2,500.  The loan is unsecured, 10% interest, and is due on demand.   The Company entered into additional loan agreements on the same terms on the following dates and for the following amounts: February 16, 2017 for $26,526; March 17, 2017 for $1,700; May 9, 2017 for $1,850; May 25, 2017 for $4,685; and June 23, 2017 for $11,005.  The total principal and accrued interest on these notes as of June 30, 2017 was $48,226 and $1,196, respectively. See Note 4.

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

There were 3,625,000 shares of common stock issued and outstanding as of June 30, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

On May 31, 2017, the Company entered into an agreement to acquire approximately 98.8% of the issued and outstanding shares of PetsZX, Inc., a company affiliated with Cayne.  This agreement was cancelled on September 1, 2017, pursuant to the terms of a Cancellation of Stock Purchase Agreement.

NOTE 10 – RECLASSIFICATION OF DISCONTINUED OPERATIONS

We have reclassified certain prior-period amounts to conform to the current-year’s presentation.  The reclassifications relate to operations which have been discontinued as of the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

Illumitry Corp., was incorporated in the State of Nevada on October 17, 2014, and established a fiscal year end of December 31. We generated limited revenues, have minimal assets and have incurred losses since inception. We were formerly in cloth and fabric embroidery business in Armenia.

On February 7, 2017 (the date of the “Change of Control”), Jaeson Cayne (“Cayne”), acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan (“Sukiasyan”), the former officer and director of the Company, in exchange for $315,000 per the terms of a Stock Purchase Agreement by and between Cayne and Sukiasyan.  As a result of the Change I Control, the Company ceased its cloth and fabric embroidery business in Armenia.

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

On May 31, 2017, the Company entered into an agreement to acquire approximately 98.8% of the issued and outstanding shares of PetsZX, Inc., a company affiliated with Cayne.  This agreement was cancelled on September 1, 2017, pursuant to the terms of a Cancellation of Stock Purchase Agreement.

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer, Chief Financial Officer, and Secretary, Collin McMullen, is expected to carry out all administrative functions.

We do not have any union employees.

Transfer Agent

Our stock transfer agent, Action Stock Transfer Corporation is located at 2469 E. Fort Union Boulevard, Suite 214, Salt Lake City, Utah 84121.  Their telephone number is (801) 274-1088 and their fax number is (801) 274-1099. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Financial Condition – Going Concern

We generated no revenues for the six months ended June 30, 2017, have recurring net losses for continuing operations for the six months ended June 30, 2017 of $53,042. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2017 and June 30, 2016

Revenues.  We did not generate any revenues from continuing operations during the three months ended June 30, 2017 or June 30, 2016.  The lack of revenues is primarily attributable to the cessation of our embroidery business upon our change in control in February, 2017.

Cost of Revenues.  The Company’s cost of revenue was $0 for the three months ended June 30, 2017 and June 30, 2016.

Operating Expenses.  Operating expenses for continuing operations for the three months ended June 30, 2017, and 2016, were $29,385 and $0, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase in operating expenses was primarily attributable to expenses related to the change in control.

Net Loss.  Net loss for continuing operations for the three months ended June 30, 2017, was $30,581, compared with net income of $0 for the three months ended June 30, 2016.  The increase in net loss is primarily due to our increase in general and administrative expenses.

Comparison of the six months ended June 30, 2017 and June 30, 2016

Revenues.  We did not generate any revenues from continuing operations during the six months ended June 30, 2017 or June 30, 2016.  The lack of revenues is primarily attributable to the cessation of our embroidery business upon our change in control in February, 2017.

Cost of Revenues.  The Company’s cost of revenue was $0 for the six months ended June 30, 2017 and June 30, 2016.

Operating Expenses.  Operating expenses for continuing operations for the six months ended June 30, 2017, and 2016, were $48,119 and $0, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to expenses related to the change in control.

Net Loss.  Net loss from continuing operations for the six months ended June 30, 2017, was $49,677 compared with a net loss of $0 for the six months ended June 30, 2016.  The increase in net loss is primarily due to our increase in general and administrative expenses.  The net loss for the six months ended June 30, 2017 and June 30, 2016, including the results of discontinued operations was $53,042 and $10,963, respectively.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  We have not attained profitable operations and are dependent upon obtaining financing to develop our contemplated pet supplement and products business.  For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2016 that they have substantial doubt we will be able to continue as a going concern.

As of June 30, 2017, the Company had $12,285 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations.  We expect that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We have not paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our business strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and loans from executive officers and other third parties. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.  We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Net Cash Used In Operating Activities.

During the six months ended June 30, 2017, net cash of $48,481 was used in operating activities for continuing operations compared with $0 for the same period ended June 30, 2016.   Net cash used by operating activities for continuing operations was related to general and administrative expenses.   Net cash used in operating activities for discontinued operations was $9,032 for the six months ended June 30, 2017 and $11,018 for the period ended June 30, 2016.

Net Cash Used in Investing Activities.

During the six months ended June 30, 2017 the Company generated $3,468 cash from the investing activities of its discontinued operations.  During the same period ended June 30, 2016, the Company did not have any net cash from investing activities.

Net Cash Provided By Financing Activities.

During the six months ended June 30, 2017, the Company had cash from financing activities from continuing operations of $48,266 consisting of notes from related parties.  During the six months ended June 30, 2016, the Company had cash from financing activities for continuing operations of $0 and net cash from financing activities for discontinued operations of $12,347.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the following deficiencies which represent a material weakness:

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

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures upon the acquisition of an operating business:

∙	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
∙	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
∙	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
∙	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations.  There can be no assurance that the Company will be able to secure the necessary funds.  Please refer to our Annual Report on Form 10-K as filed with the SEC on March 10, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Loan Agreement by and between the Company and Arusyak Sukiasyan, dated October 17, 2014 (1)
10.2	Commercial Property Rental Agreement by and between the Company and Hamlet Hayrapetyan, dated February 16, 2015 (1)
10.3	Agreement for the Sale of Goods, by and between the Company and Mariyan Atelier and Shop of Fabric, dated December 17, 2014 (1)
10.4	Verbal Agreement by and between the Company and Arusyak Sukiasyan, dated October 17, 2014 (1)
10.5	Promissory Note by and between the Company and Waylon McMullen, dated February 9, 2017*
10.6	Promissory Note by and between the Company and Waylon McMullen, dated February 16, 2017*
10.7	Promissory Note by and between the Company and Waylon McMullen, dated March 17, 2017*
10.8	Promissory Note by and between the Company and Waylon McMullen dated May 9, 2017*
10.9	Promissory Note by and between the Company and Waylon McMullen dated May 25 2017*
10.10	Promissory Note by and between the Company and Waylon McMullen dated June 23, 2017*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Lanels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
* Filed herewith ** Furnished herewith (1) Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLUMITRY CORP.
Dated: September 28, 2017	/s/ Collin McMullen
Collin McMullen
Its: President, CEO, CFO, Treasurer, Secretary