Form 10-Q
period 2017-09-30
HUALE ACOUSTICS Corp
filed 2017-11-14
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 333-202841

HUALE ACOUSTICS CORPORATION.
(F.K.A. ILLUMITRY CORP.)

(Name of small business issuer in its charter)

Nevada	36-4797609
(State of incorporation)	(I.R.S. Employer Identification No.)

East Room 902, Building 3 East, Saige Sci-Tech. Park

Futian District, Shenzhen, Guangdong

Province, China, 518000 China

(Address of principal executive offices)

(86) 13715017900

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
Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised

financial accounting standards provided pursuant to section 13(a) of the Exchange Act   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

As of November 14, 2017, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HUALE ACOUSTICS CORPORATION.*

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

HUALE ACOUSTICS CORPORATION
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2017	2016

ASSETS

Current assets
Cash	$ 1	$ -
Current assets - discontinued operations	-	6,502
Total current assets	1	6,502

Non-current assets - discontinued operations	-	3,468

Total assets	$ 1	$ 9,970

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 17,988	$ -
Notes payable to related party	38,436	$ -
Accrued expenses to related party	2,328	-
Current liabilities - discontinued operations	-	24,000
Total current liabilities	58,752	24,000

Total liabilities	58,752	24,000

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,3,625,000 shares issued, issuable and outstanding at September 30, 2017 and December 31, 2016, respectively	3,625	3,625
Additional paid-in capital	41,602	11,707
Accumulated deficit	(103,978)	(29,362)
Total stockholders' deficit	(58,751)	(14,030)

Total liabilities and stockholders' deficit	$ 1	9,970

See accompanying notes to unaudited condensed financial statements.

HUALE ACOUSTICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	20,442	-	68,561	-
TOTAL OPERATING EXPENSES	20,442	-	68,561	-

Other income (expense):
Interest expense	(1,132)	-	(2,690)	-
Total other income (expense)	(1,132)	-	(2,690)	-
Net loss from continuing operations	(21,574)	-	(71,251)	-

Discontinued operations:
Income (loss) from discontinued operations	-	313	(3,365)	(10,650)

Net income (loss)	$ (21,574)	$ 313	$ (74,616)	$ (10,650)

Net Loss per share, basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted Average Number of shares outstanding	3,625,000	3,625,000	3,625,000	3,529,745

See accompanying notes to unaudited condensed financial statements.

HUALE ACOUSTICS CORPORATION
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)
	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss from continuing operations	$ (71,251)	$ -
Adjustments to reconcile net loss to net cash used in continuing operations:
Accounts payable	17,988
Accrued interest - related party	2,328	-
Net cash used in operating activities - continuing operations	(50,935)	-

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	(3,365)	(9,981)
Current assets	6,502	(1,074)
Current liabilities	(5,895)	-
Net cash used in operating activities - discontinued operations	9,032	(11,055)

Net cash used for operating activities	(41,903)	(11,055)

Net cash used in investing activities—discontinued operations	3,468	-

Cash flows from financing activities - continuing operations:
Proceeds from common stock sales	-	11,847
Proceeds from note payable - related party	38,436	-
Net cash provided by financing activities - continuing operations	38,436	11,847

Net cash provided by financing activities - discontinued operations	-	500

Net cash provided by financing activities	38,436	12,347

Net increase (decrease) in cash	1	1,292

Cash at beginning of period	-	176

Cash at end of period	$ 1	$ 1,468

Supplementary disclosures of non-cash financing transaction:
Related party contribution to paid in capital and reduction in liabilities – discontinued operations	$ 29,895	$ -

See accompanying notes to unaudited condensed financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Huale Acoustics Corporation. (“the Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on October 17, 2014.

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation., represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investorsXU. And Ms. XU Dantong has become our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company since October 6, 2017.

On October 17, 2017, our shareholders and board of directors approved (1) change of our company name to Huale Acoustics Corporation and (2) an increase in the authorized shares of capital stock to 800,000,000, with 700,000,000 common stock and 100,000,000 preferred stock (the “Amendments”). The Amendments became effective with the State of Nevada on October 26, 2017. FINRA announced on November 6, 2017 that the new name of Huale Acoustics Corporation was effective on November 7, 2017, and the new ticker symbol of “HYAS” was effective on November 7, 2017.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and incurred losses as of September 30, 2017. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Huale Acoustics Corporation. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2016 filed on March 10, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents of $1 and $0 as of September 30, 2017 and December 31, 2016, respectively. As part of the settlement of debt with Sukiasyan, $500 of cash was netted against the outstanding balance due Sukiasyan on the date of the Change of Control.  See Note 4.

Inventory

The Company had $0 and $2,755 in raw materials inventory as of September 30, 2017 and December 31, 2016, respectively. As part of the settlement of debt with Sukiasyan, the inventory was netted against the outstanding balance due Sukiasyan on the date of the Change of Control.  See Note 4.

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

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents,  if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2017.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2017 and December 31, 2016 the Company had loans payable to Mr. Sukiasyan, our former sole director of $0 and $24,000, respectively, pursuant to the verbal agreement. This loan was unsecured, non-interest bearing and due on demand.   The imputed interest on this note was deemed immaterial.      As part of the Change of Control, the balance

$24,000 due to Mr. Sukiasyan was netted against various assets and netted a contribution of $29,895 resulting from the change in control which was recorded to additional paid-in capital.  See Notes 3, 5 and 6.

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

On February 9, 2017, the Company entered into a loan with the father of Collin McMullen, the sole officer and director of the Company, for $2,500. The loan is unsecured, 10% interest, and is due on demand. The Company entered into additional loan agreements on the same terms on the following dates and for the following amounts: February 16, 2017 for $26,526; March 17, 2017 for $1,700; May 9, 2017 for $1,850; May 25, 2017 for $4,685; and June 23, 2017 for $11,005. The loan balances were paid and reduced by $2,500 on August 4, 2017 and by $7,330 on September 6, 2017. See Note 6.

NOTE 5 – FIXED ASSETS

As of September 30, 2017, the Company had no fixed assets. At December 31, 2016, prior to the change in control, the Company had net fixed assets of $3,468.

NOTE 6 – NOTES PAYABLE

As of September 30, 2017, the Company had the following notes payable:

On February 9, 2017, the Company entered into a loan with the father of Collin McMullen, the sole officer and director of the Company, for $2,500. The loan is unsecured, 10% interest, and is due on demand. The Company entered into additional loan agreements on the same terms on the following dates and for the following amounts: February 16, 2017 for $26,526; March 17, 2017 for $1,700; May 9, 2017 for $1,850; May 25, 2017 for $4,685; and June 23, 2017 for $11,005. The total principal and accrued interest on these notes as of June 30, 2017 was $48,226 and $1,196, respectively. The loan balances were paid and reduced by $2,500 on August 4, 2017 and by $7,330 on September 6, 2017.  See Note 4.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During January 2016, the company issued a total of 50,000 common shares for cash contribution of $955 at $0.02 per share.

During February 2016, the company issued a total of 525,000 common shares for cash contribution of $10,392 at $0.02 per share.

During March 2016, the company issued a total of 25,000 common shares for cash contribution of $500 at $0.02 per share. There were 3,625,000 shares of common stock issued and outstanding as of September 30, 2017.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation., represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors XU(“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable will be recorded in the quarter ending December 31, 2017.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Upon the change of control of the Company the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, XU Dantong consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On October 26, 2017, an amendment to the Company’s Articles of Incorporation became effective with the State of Nevada. The amendment changed the name of the Company to Huale Acoustics Corporation and increased the number of authorized shares of common stock to 700,000,000 shares and preferred stock to 100,000,000 shares, with par value $0.001 per share.

NOTE 10 – RECLASSIFICATION OF DISCONTINUED OPERATIONS

We have reclassified certain prior-period amounts to conform to the current-year’s presentation. The reclassifications relate to operations which have been discontinued as of the current period due to the change in control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

Huale Acoustics Corporation., was incorporated in the State of Nevada on October 17, 2014, and established a fiscal year end of December 31. We generated limited revenues, have minimal assets and have incurred losses since inception. We were formerly in cloth and fabric embroidery business in Armenia.

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation., represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of  (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Upon the change of control of the Company the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, XU Dantong consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On October 26, 2017, an amendment to the Company’s Articles of Incorporation became effective with the State of Nevada. The amendment changed the name of the Company to Huale Acoustics Corporation and increased the number of authorized shares of common stock to 700,000,000 shares and preferred stock to 100,000,000 shares.

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer, Chief Financial Officer, and Secretary, XU Dantong, is expected to carry out all administrative functions.

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

Financial Condition – Going Concern

We generated no revenues for the nine months ended September 30, 2017 and have recurring net losses for continuing operations for the nine months ended September 30, 2017 of $71,251. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2017 and September 30, 2016

Revenues. We did not generate any revenues from continuing operations during the three months ended September 30, 2017 or September 30, 2016. The lack of revenues is primarily attributable to the cessation of our embroidery business upon our change in control in February, 2017.

Cost of Revenues. The Company’s cost of revenue was $0 for the three months ended September 30, 2017 and September 30, 2016.

Operating Expenses. Operating expenses for continuing operations for the three months ended September 30, 2017, and 2016, were $20,442 and $0, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for continuing operations for the three months ended September 30, 2017, was $21,574, compared with net income of $0 for the three months ended September 30, 2016. The increase in net loss is primarily due to our increase in general and administrative expenses.

Comparison of the nine months ended September 30, 2017 and September 30, 2016

Revenues. We did not generate any revenues from continuing operations during the nine months ended September 30, 2017 or September 30, 2016. The lack of revenues is primarily attributable to the cessation of our embroidery business upon our change in control in February, 2017.

Cost of Revenues. The Company’s cost of revenue was $0 for the nine months ended September 30, 2017 and September 30, 2016.

Operating Expenses. Operating expenses for continuing operations for the nine months ended September 30, 2017, and 2016, were $68,561 and $0, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to expenses related to the change in control.

Net Loss. Net loss from continuing operations for the nine months ended September 30, 2017, was $71,251 compared with a net loss of $0 for the nine months ended September 30, 2016. The increase in net loss is primarily due to our increase in general and administrative expenses. The net loss for the nine months ended September 30, 2017 and September 30, 2016, including the results of discontinued operations was $74,616 and $10,650, respectively.

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

As of September 30, 2017, the Company had $1 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We expect that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

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

Net Cash Used In Operating Activities.

During the nine months ended September 30, 2017, net cash of $50,936 was used in operating activities for continuing operations compared with $0 for the same period ended September 30, 2016. Net cash used by operating activities for continuing operations was related to general and administrative expenses. Net cash used in operating activities for discontinued operations was $9,032 for the nine months ended September 30, 2017 and $11,055 for the period ended September 30, 2016.

Net Cash Used in Investing Activities.

During the nine months ended September 30, 2017 the Company generated $3,468 cash from the investing activities of its discontinued operations. During the same period ended September 30, 2016, the Company did not have any net cash from investing activities.

Net Cash Provided By Financing Activities.

During the nine months ended September 30, 2017, the Company had cash from financing activities from continuing operations of $38,436 consisting of notes from related parties. During the nine months ended September 30, 2016, the Company had cash from financing activities for continuing operations of $11,847 and net cash from financing activities for discontinued operations of $500.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the following deficiencies which represent a material weakness:

1.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

2.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
3.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures upon the acquisition of an operating business:

∙	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
∙	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
∙	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
∙	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws *
10.1	Loan Agreement by and between the Company and Arusyak Sukiasyan, dated October 17, 2014 (1)
10.2	Commercial Property Rental Agreement by and between the Company and Hamlet Hayrapetyan, dated February 16, 2015 (1)
10.3	Agreement for the Sale of Goods, by and between the Company and Mariyan Atelier and Shop of Fabric, dated December 17, 2014 (1)
10.4	Verbal Agreement by and between the Company and Arusyak Sukiasyan, dated October 17, 2014 (1)
10.5	Promissory Note by and between the Company and Waylon McMullen, dated February 9, 2017*
10.6	Promissory Note by and between the Company and Waylon McMullen, dated February 16, 2017*
10.7	Promissory Note by and between the Company and Waylon McMullen, dated March 17, 2017*
10.8	Promissory Note by and between the Company and Waylon McMullen dated May 9, 2017*
10.9	Promissory Note by and between the Company and Waylon McMullen dated May 25 2017*
10.10	Promissory Note by and between the Company and Waylon McMullen dated June 23, 2017*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Lanels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

* Filed herewith

** Furnished herewith

(1) Filed with the SEC on March 18, 2015 as part of our Registration of Securities on Form S-1.

(2) Filed with the SEC on September 29, 2017 as exhibit of our Form 10-Q as of June 30, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUALE ACOUSTICS CORPORATION. Dated: November 14, 2017 /s/ XU DANTONG XU Dantong Its: President, CEO, CFO, Treasurer, Secretary, Director