Form 10-K
period 2017-12-31
HUALE ACOUSTICS Corp
filed 2018-05-30
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-202841

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP.)

(Exact name of small business issuer as specified in its charter)

Nevada	7389	36-4797609
(State or other jurisdiction of	(Primary Standard Industrial	(IRS Employer
incorporation or organization)	Classification Number)	Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $n/a

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,625,000 common shares issued and outstanding as of December 31, 2017.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

COMPANY

Huale Acoustics Corporation., formerly Duonas Corp. (“we,” “us,” “our,” or the “Company”), was incorporated in the State of Nevada on October 17, 2014 and established a fiscal yearend of December 31. We have generated limited revenues, have minimal assets and have incurred losses since inception. We are a company formed to commence operations in a field of embroidery on fabric and cloth in Armenia.

On February 21, 2017, Ms. Arusyak Sukiasyan resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. The resignation of Ms. Sukiasyan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 21, 2017, Mr. Collin McMullen was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

Upon the change of control of the Company, which occurred on October 6, 2017, the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer.

At the effective date of the transfer, XU Dantong consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

OUR BUSINESS

Through October 6, 2017, the Company’s primary business activity was to commence operations in a field of embroidery on fabric and cloth in Armenia. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at December 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to October 6, 2017 as discontinued operations.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer and director, Xu Dantong.

OFFICES

Our business office is located East Room 902, Building 3 East, Saige Sci-Tech. Park, Futian District, Shenzhen, Guangdong Province, China, 518000 China. Our phone number is (86) 13715017900.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A. Risk Factors

Not applicable to Emerging growth companies.

Item 1B. Unresolved Staff Comments

Not applicable to Emerging growth companies .

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTCQB under the trading symbol “HYAS.” Our common stock did not trade prior to November 22, 2016.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$0.02	$0.02
Second Quarter	0.02	0.02
Third Quarter	1.10	0.02
Fourth Quarter	3.045	1.06

Fiscal Year 2016	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	0.02	0.02

Our common stock did not trade prior to November 22, 2016.

Number of Holders

As of December 31, 2017, the 3,625,000 issued and outstanding shares of common stock were held by a total of 36 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2017 and 2016. We have not paid any cash dividends since October 17, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 700,000,000, $0.001 par value shares of common stock authorized and 100,000,000, $0.001 par value preferred shares authorized.

There were no recent sales of unregistered securities.

There were 3,625,000 shares of common stock issued and outstanding as of December 31, 2017.

Purchase of our Equity Securities by Officers and Directors

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2017.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

We are a emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FISCAL YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

Revenue

For the year ended December 31, 2017 and 2016 the Company generated no revenue from continuing operations.

Operating expenses Need to describe operating expenses classified as discontinued operations.

Total operating expenses for the year ended December 31, 2017 and 2016, were $1,041 and $0 respectively. The operating expenses for the year ended December 31, 2016 was reclassified to discontinued operations due to the change in control.

Net Losses

The net losses from operations for the years ended December 31, 2017 and 2016 was $17,991 and $0, respectively. The net losses from discontinued operations for the years ended December 31, 2017 and 2016 was $77,971 and $20,384, respectively.

Liquidity and Capital Resources

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Illumitry Corp., represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors led by Xu Dantong (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable was recorded as of the date of the transaction.

As of December 31, 2017, our total assets were $11,458 and our total liabilities were $21,346 comprised of a loan from former director. As of December 31, 2016, our total assets were $9,970 comprised of current assets from discontinued operations of $6,502, and non-current assets from discontinued operations of $3,468. Our total liabilities fom discontinued operation were $24,000 comprised of a loan from former director .

Shareholders’ equity has increased from a deficit of $14,030 as of December 31, 2016 to a deficit of $9,888 as of December 31, 2017. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $113,866 as of December 31, 2017 compared to a deficit of $29,362 as of December 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the years ended December 31, 2017 and December 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

For the fiscal year ended December 31, 2017, net cash flows used in operating activities was $59,742 compared to $0 for December 31, 2016.

Cash Flows from Investing Activities

We have used $0 in investing activities for the fiscal year ended December 31, 2017, and $0 as of December 30, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from the proceeds from capital contributions. For the fiscal year ended December 31, 2017, net cash from financing activities was $59,742, consisting of capital contributions $38,396 and note payable related party $21,346. For the fiscal year ended December 31, 2016, net cash from financing activities was $24,947 consisting of common stock sales $24,947 consisting of share issuances for $600, additional paid in capital $11,247 and a loan from a director $13,100.

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

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (October 17, 2014) resulting in an accumulated deficit of $113,866 as of December 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended December 31, 2017 and 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to Emerging growth companies.

Item 8. Financial Statements and Supplementary Data

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP.)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and December 31, 2016

9

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Illumitry Corp.

We have audited the accompanying balances sheet of Illumitry Corp. as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Illumitry Corp. for the year ended December 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Huale Acoustics Corp.

East Room 902, Building 3 East, Saige Sci-Tech, Park

Futian District, Shenzhen, Guangdong

Province, China, 518000 China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Huale Acoustics Corp., (the Company) as of December 31 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since March 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

May 29, 2018

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP.)

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	11,458	-
Current assets - discontinued operations	-	6,502
Total current assets	11,458	6,502

Non-current assets - discontinued operations	-	3,468

Total assets	$11,458	$9,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable to related party	21,346	-
Current liabilities - discontinued operations	-	24,000
Total current liabilities	21,346	24,000

Total liabilities	21,346	24,000

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued, issuable and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 3,625,000 shares issued, issuable and outstanding at December 31, 2017 and December 31, 2016, respectively	3,625	3,625
Additional paid-in capital	100,353	11,707
Accumulated deficit	(113,866)	(29,362)
Total stockholders’ deficit	(9,888)	(14,030)

Total liabilities and stockholders’ deficit	$11,458	9,970

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

REVENUES	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

OPERATING EXPENSES
General and administrative expenses	6,533	-
TOTAL OPERATING EXPENSES	6,533	-

Other income (expense):
Interest expense	-	-
Total other income (expense)	-	-
Net loss from continuing operations	(6,533)	-

Discontinued operations:
Income (loss) from discontinued operations	(77,971)	(20,384)

Net income (loss)	$(84,504)	$(20,384)

Net Loss per share, basic and diluted
From continuing operations	$(0.00)	$-
From discontinued operations	(0.02)	(0.00)

Weighted Average Number of shares outstanding	3,625,000	3,553,415

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	3,025,000	$3,025	460	$(8,978)	$(5,493)

Shares issued for cash at $0.02 per share	600,000	600	11,247	-	11,847

Net loss for the year ended December 31, 2016	-	-	-	(20,384)	(20,384)

Balance, December 31, 2016	3,625,000	$3,625	11,707	$(29,362)	$(14,030)

Capital contribution from change in Control Transaction – net liabilities			88,646	-	88,646

Net loss for the year ended December 31, 2017	-	-	-	(84,504)	(95,962)

Balance, December 31, 2017	3,625,000	$3,625	100,353	$(113,866)	$(9,888)

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP. )

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

(AUDITED)

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss from continuing operations	$(6,533)	$-
Prepaid expenses	(11,458)	-
Net cash used in operating activities - continuing operations	(17,991)	-

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	(77,971)	(20,384)
Changes in assets and liabilities	36,220	(1,276)

Net cash provided by (used in) operating activities - discontinued operations	(41,751)	(21,660)

Net cash used in operating activities	(59,742)

Net cash used in investing activities – discontinued operations	-	-

Net cash used in investing activities - continuing operations	-	-

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	21,346	-

Net cash provided by financing activities - continuing operations	21,346	-

Net cash provided by financing activities - discontinued operations	38,396	24,947

Net cash provided by financing activities	59,742	24,947

Net increase (decrease) in cash	-	3,287

Cash at beginning of period	-	176

Cash at end of period	$-	$3,463

Non-cash investing and financing activities:
Net liabilities discharged by former owners as part of changes in control	$88,646	$-

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION.

(F.K.A ILLUMITRY CORP.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Huale Acoustics Corporation was formed as Illumitry Corp. (“the Company,” “we,” “us,” or “our”) and incorporated in the State of Nevada on October 17, 2014.

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Illumitry Corp., represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors led by Xu Dantong (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable was recorded as of the date of the transaction.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Upon the change of control of the Company the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Xu Dantong (“Xu”) consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On October 26, 2017, an amendment to the Company’s Articles of Incorporation became effective with the State of Nevada. The amendment changed the name of the Company to Huale Acoustics Corporation and increased the number of authorized shares of common stock to 700,000,000 shares and preferred stock to 100,000,000 shares.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues and incurred losses as of December 31, 2017. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2017 and December 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $0 and $3,463 as of December 31, 2017 and December 31, 2016, respectively.

Prepaid Expenses

The Company had prepaid certain filing fees of $11,458 as of December 31, 2017, of which covers OTC Markets service fee for the period covering from December 1, 2017 to November 30, 2018 originally amounted to $12,500.

Inventory

The Company had $0 and $2,755 in raw materials inventory as of December 31, 2017 and December 31, 2016 (included in discontinued net assets), respectively. As part of the settlement of debt with Sukiasyan, the inventory was netted against the outstanding balance due Sukiasyan on the date of the Change of Control (see also Note 4).

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition.” The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2017 and 2016.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2017 and December 31, 2016, the Company had loans payable to Ms. Sukiasyan, our former sole director of $0 and $24,000, respectively, pursuant to the verbal agreement. This loan was unsecured, non-interest bearing and due on demand. The imputed interest on this note was deemed immaterial. As part of the Change of Control, the balance of $24,000 due to Ms. Sukiasyan was offset against various net liabilities (assets minus liabilities) resulting in a capital contribution of $29,895 from the change in control which was recorded to additional paid-in capital.

On January 5, 2017, the Company entered into a loan with Ms. Sukiasyan for up to $15,000, of which $12,507 was funded to the Company. This loan was unsecured, non-interest bearing and due on demand. The imputed interest was deemed immaterial. As part of the Change of Control, the balance due of $12,507 was netted against various assets and netted a contribution of $29,895 which was recorded to additional paid-in capital.

On February 9, 2017, the Company entered into a loan with the father of Collin McMullen, the former officer and former director of the Company, for $2,500. The loan was unsecured, with 10% interest, and was due on demand. The Company entered into additional loan agreements on the same terms on the following dates and for the following amounts: February 16, 2017 for $26,526; March 17, 2017 for $1,700; May 9, 2017 for $1,850; May 25, 2017 for $4,685; and June 23, 2017 for $11,005. The loan balances were paid and reduced by $2,500 on August 4, 2017 and by $7,330 on September 6, 2017. According to the terms of the Stock Purchase Agreement dated October 6, 2017, the remaining balances of these loans were retained by the selling shareholders and recorded as additional capital contribution at closing, totaling $58,751.

Ms. Xu, the Company’s Chief Executive Officer and controlling shareholder, subsequently loaned $21,346 to the Company between October 6, 2017 and December 31, 2017 as part of continuing operations. This loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – FIXED ASSETS

As of December 31, 2017, the Company had no fixed assets. At December 31, 2016, the Company had net fixed assets of $3,468.

NOTE 6 – NOTES PAYABLE

As of December 31, 2017, the Company had a note payable to Ms. Xu, the Company’s Chief Executive Officer and controlling shareholder, in the amount of $21,346. This loan is unsecured, non-interest bearing and due on demand. As of December 31, 2016, the Company had a note payable of $0.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 700,000,000, $0.001 par value shares of common stock authorized.

During January 2016, the Company issued a total of 50,000 common shares for cash contribution of $955 at $0.02 per share.

During February 2016, the Company issued a total of 525,000 common shares for cash contribution of $10,392 at $0.02 per share.

During March 2016, the Company issued a total of 25,000 common shares for cash contribution of $500 at approximately $0.02 per share.

There were 3,625,000 shares of common stock issued and outstanding as of December 31, 2017.

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

NOTE 9 – RECLASSIFICATION OF DISCONTINUED OPERATIONS

We have reclassified certain prior-period amounts to conform to the current-year’s presentation. The reclassifications relate to operations which have been discontinued as of the current period due to the change in control.

Through October 6, 2017, the Company’s primary business activity was to commence operations in a field of embroidery on fabric and cloth in Armenia. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at December 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to October 6, 2017 as discontinued operations.

	Year Ended December 31,
	2017	2016

Revenues	$-	$12,680
Cost of goods sold	-	1,523
Gross profit	-	11,157

General and administrative expenses	77,971	31,541
Total expense	77,971	31,541

Provision for income taxes	-	-

Income (loss) from discontinued operations, Net of Tax Benefits	$(77,971)	$(20,384)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from December 31, 2017 to the date of when the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

CHANGES IN CONTROL OF REGISTRANT

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Illumitry Corp. (the “Company”), represented by 3,000,000 shares of common stock (the “Shares”), has been transferred from Jaeson Cayne to XU DANTONG, PENG SHUANGQUAN, PAN HONGZHI, HUANG WEIXIANG, ZHANG DONG, GUO XIAOHUA, XU HANSONG, ZHAO YANXIA, GUO YUFEN, GUO YUHUA, GUO QIONGYAN, QIN DONGLI, HU MEIQIN, CHENG XIAOPING, LI CHENGLIAN, SUN CHANGHUA, LAI LIUFANG, YE ZHONGSONG, SHAN LIQING, CHEN XIAOWEN, QIN YUMEI, CHENG JINCAI, XIAN QIONGREN, LUO HUAZHEN, ZHOU YONG, HE GUIFANG, CHEN JIAN, LI DAYONG, TANG HUA, LI QIYING and YANG JINBO (the “Purchasers), and a change of control of the Company occurred. The consideration paid for the Shares, which represent 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers:
XU Dantong	2,250,000	62%
All executive officers and directors as a group (1 person)	2,250,000	62%

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Upon the change of control of the Company, which occurred on October 6, 2017, the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. The resignation of Collin McMullen was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

At the effective date of the transfer, XU Dantong consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

There are no family relationships between the Designees.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
XU Dantong	27	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Ms. XU Dantong, age 27, obtained her highest degree in 2016 from South China Normal University in China with a Bachelor degree in Human Resource Management.

Since March 2012, Ms. XU started her first job in Shenzhen Kingkey Banner Commercial Management Co., Ltd, as a general manager secretary and human resources administrator. As a human resource administrator, she handled the recruitment affairs and employee remuneration part during her service. At the same time, she has performed as a general manager secretary, which was responsible for internal and external communication between colleagues and third parties respectively. Furthermore, she travels frequently with general managers for following up the business development projects.

She had started her Bachelor degree in Human Resource Management in South China Normal University since July 2012, and she graduated in December 2016.

After 5 years’ experience in human resource, internal and external affairs management, Ms. XU has been appointed as a Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors in October 2017.

During the past ten years, XU DAN TONG has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Ms. XU Dantong was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. XU Dantong involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Ms. Xu Dantong. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on October 6, 2017 until December 31, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Xu Dantong, President and Treasurer	October 6, 2017 to December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 17, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	XU Dantong	2,250,000 shares of common stock (direct)	62.07%

			62.07%

The percent of class is based on 3,625,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2017, a director had loaned $21,346 (December 31, 2016 - $24,000) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

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

HUALE ACOUSTICS CORPORATION.
(F.K.A ILLUMITRY CORP. )
(Registrant)

Dated: May 30, 2018
By:	/s/ XU DANTONG
Name:	XU DANTONG
Title:	Principal Executive, Financial Officer and
Chief Accounting Officer

