Form 10-Q
period 2018-03-31
HUALE ACOUSTICS Corp
filed 2018-06-27
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of Jun 25, 2018, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HUALE ACOUSTICS CORPORATION.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	8,333	11,458
Total current assets	8,333	11,458

Total assets	$8,333	$11,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable to related party	28,695	21,346
Total current liabilities	28,695	21,346

Total liabilities	28,695	21,346

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued, issuable and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 3,625,000 shares issued, issuable and outstanding at March 31, 2018 and December 31, 2017 , respectively	3,625	3,625
Additional paid-in capital	100,353	100,353
Accumulated deficit	(124,340)	(113,866)
Total stockholders’ deficit	(20,362)	(9,888)

Total liabilities and stockholders’ deficit	$8,333	11,458

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Statements of Operations

For the Three Months Ended March 31,2018 and 2017

(unaudited)

	Three months Ended March 31
	2018	2017

REVENUES	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

OPERATING EXPENSES
General and administrative expenses	10,474	-
TOTAL OPERATING EXPENSES	10,474	-

Other income (expense):
Interest expense	-	-
Total other income (expense)	-	-
Net loss from continuing operations	(10,474)	-

Discontinued operations:
Income (loss) from discontinued operations	-	(22,461)

Net income (loss)	$(10,474)	$(22,461)

Net Loss per share, basic and diluted
From continuing operations	$(0.01)	$-
From discontinued operations	(0.00)	(0.01)

Weighted Average Number of shares outstanding	3,625,000	3,625,000

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(unaudited)

	Three months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss from continuing operations	$(10,474)	$-
Prepaid expenses	3,125	-
Net cash used in operating activities - continuing operations	(7,349)	-

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	-	(22,461)
Changes in assets and liabilities	-	1,250

Net cash used in operating activities - discontinued operations	-	(21,211)

Net cash used in operating activities	(7,349)	(21,211)

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	7,349	-

Net cash provided by financing activities - continuing operations	7,349	-

Net cash provided by financing activities - discontinued operations	-	42,733

Net cash provided by financing activities	7,349	42,733

Net increase (decrease) in cash	-	21,522

Cash at beginning of period	-	3,463

Cash at end of period	$-	$24,985

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation. (formerly known as Illumitry Corp.) presented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors led by Ms. Xu Dantong (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable was recorded as of the date of the transaction.

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

As of June 4, 2018, Ms. Xu Dantong resigned from her positions with the Company, including that of Chief Executive Officer, President, Secretary,Treasurer and Chairman of Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Xu Dantong has been the Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors since October 2017.

As of June 4, 2018, the Board of Director appointed Mr. Huang Zhicheng as new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and incurred losses as of March 31, 2018.The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Huale Acoustics Corporation. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2018 shown in this report are not necessarily indicative of results. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2017 filed on May 30, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents of $0 and $24,985 as of March 31, 2018 and March 31, 2017, respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2018 the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition.” The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Net Loss Per Share

The Company follows ASC 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2018.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2018 and December 31, 2017 the Company had loans payable to Ms. Xu Dantong, our former sole director of $28,695 and $21,346, respectively, pursuant to a verbal agreement. This loan was unsecured, non-interest bearing and due on demand. The imputed interest on this note was deemed immaterial. As part of a Change of Control, the balance $24,000 due to Sukiasyan was netted against various assets and netted a contribution of $29,895, which was recorded to additional paid-in capital.

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

Ms. Xu Dantong, the Company’s former Chief Executive Officer and controlling shareholder, subsequently loaned $28,695 to the Company between October 6, 2017 and March 31, 2018 as part of continuing operations. This loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – FIXED ASSETS

As of March 31, 2018 and December 31, 2017 the Company had no fixed assets.

NOTE 6 – NOTES PAYABLE

As of March 31, 2018, the Company had a note payable to Ms. Xu Dantong, the Company’s former Chief Executive Officer and controlling shareholder, in the amount of $28,695. This loan is unsecured, non-interest bearing and due on demand. As of December 31, 2017, the Company had a note payable of $21,346

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 100,000,000, $0.001 par value shares of common stock authorized.

There were 3,625,000 shares of common stock issued and outstanding as at December 31, 2017 and March 31, 2018 .

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

NOTE 9 – SUBSEQUENT EVENTS

As of June 4, 2018, Ms. Xu Dantong resigned from the positions with the Company, including that of Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Xu Dantong has been the Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors since October 2017.

As of June 4, 2018, the Board of Director appointed Mr. Huang Zhicheng as new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company.

NOTE 10 – RECLASSIFICATION OF DISCONTINUED OPERATIONS

We have reclassified certain prior-period amounts to conform to the current-year’s presentation. The reclassifications relate to operations which have been discontinued as of the current period due to the change in control.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

Huale Acoustics Corporation. (formerly known as Illumitry Corp.), was incorporated in the State of Nevada on October 17, 2014, and established a fiscal year end of December 31. We generated limited revenues, have minimal assets and have incurred losses since inception. We were formerly in cloth and fabric embroidery business in Armenia.

On February 7, 2017 (the date of the “Change of Control”), Jaeson Cayne (“Cayne”), acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan (“Sukiasyan”), the former officer and director of the Company, in exchange for $315,000 per the terms of a Stock Purchase Agreement by and between Cayne and Sukiasyan. As a result of the Change in Control , the Company ceased its cloth and fabric embroidery business in Armenia.

On February 21, 2017, (i) Arusyak Sukiasyan resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. The resignation of Sukiasyan was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On February 21, 2017, Mr. Collin McMullen was appointed to the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

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

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Upon the change of control of the Company the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Ms. Xu Dantong consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On October 26, 2017, an amendment to the Company’s Articles of Incorporation became effective with the State of Nevada. The amendment changed the name of the Company to Huale Acoustics Corporation and increased the number of authorized shares of common stock to 700,000,000 shares and preferred stock to 100,000,000 shares.

As of June 4, 2018, Ms. Xu Dantong resigned from the positions with the Company, including that of Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Xu Dantong has been the Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors since October 2017.

As of June 4, 2018, the Board of Director appointed Mr. Huang Zhicheng as new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company.

Employees

We currently do not have any full time or part time employees. Our former Chief Executive Officer, Chief Financial Officer, and Secretary, Ms. Xu Dantong  carried out all administrative functions and stepped down on June 4, 2018 Mr. Huang Zhicheng as new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company will carry out all administrative functions from June 4, 2018 onwards.

We do not have any union employees.

Financial Condition – Going Concern

We generated no revenues for the three months ended March 31, 2018 and have recurring net losses for continuing operations for the three months ended March 31, 2018 of $10,474. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company was not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2018 and March 31, 2017

Revenues . We did not generate any revenues from continuing operations during the three months ended March 31, 2018 or March 31, 2017. The lack of revenues is primarily attributable to the cessation of our embroidery business upon our change in control in February, 2017.

Cost of Revenues . The Company’s cost of revenue was $0 for the three months ended March 31, 2018 and March 31, 2017.

Operating Expenses . Operating expenses for continuing operations for the three months ended March 31, 2018, and 2017, were $10,474 and $0, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, and preparing reports and SEC filings relating to being a public company. Operating expenses for discontinued operations for the three months ended March 31, 2018, and 2017, were $0 and $22,461, respectively.

Net Loss . Net loss for continuing operations for the three months ended March 31, 2018, was $10,474, compared with net loss of $0 for the three months ended March 31, 2017. The increase in net loss is primarily due to increase in general and administrative expenses. Net loss for discontinuing operations for the three months ended March 31, 2018, was $0, compared with net income of $22,461 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2017 that they have substantial doubt we will be able to continue as a going concern.

As of March 31, 2018, the Company had $0 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We expect that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

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

Net Cash Used In Operating Activities

During the three months ended March 31, 2018, net cash of $7,349 was used in operating activities for continuing operations compared with $0 for the same period ended March 31, 2017. Net cash used by operating activities for continuing operations was related to general and administrative expenses. Net cash used in operating activities for discontinued operations was $0 for the three months ended March 31, 2018 and $21,211 for the period ended March 31, 2017.

Net Cash Used in Investing Activities

During the three months ended March 31, 2018 the Company generated $0 cash from the investing activities of its discontinued operations. During the same period ended March 31, 2017, the Company did not have any net cash from investing activities.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2018, the Company had cash from financing activities from continuing operations of $7,349 consisting of notes from related parties. During the three months ended March 31, 2017, the Company had cash from financing activities for continuing operations of $0 and net cash from financing activities for discontinued operations of $42,733.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K as filed on May 30, 2018, for a discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the following deficiencies which represent a material weakness:

1.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
2.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
3.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures upon the acquisition of an operating business:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’ s efforts to obtain additional funding through equity or debt and the results of its operations. There can be no assurance that the Company will be able to secure the necessary funds. Please refer to our Annual Report on Form 10-K as filed with the SEC on May 30, 2018 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Name of Exhibit
31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUALE ACOUSTICS CORPORATION.

Dated: June 27, 2018	/s/Huang Zhicheng
Huang Zhicheng
Its: President, CEO, CFO, Treasurer, Secretary, Director

