Form 10-Q
period 2018-06-30
HUALE ACOUSTICS Corp
filed 2018-08-10
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-202841

HUALE ACOUSTICS CORPORATION
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

As of August 6, 2018, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HUALE ACOUSTICS CORPORATION.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Balance Sheets

	June 30,2018	December 31,2017
	(Unaudited)	(Audited)
ASSETS

Current assets
Prepaid expenses	5,208	11,458
Total current assets	5,208	11,458

Total assets	$5,208	$11,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	4	-
Notes payable to related party	32,545	21,346
Total current liabilities	32,549	21,346

Total liabilities	32,549	21,346

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued, issuable and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 3,625,000 shares issued, issuable and outstanding at June 30, 2018 and December 31, 2017 , respectively	3,625	3,625
Additional paid-in capital	100,353	100,353
Accumulated deficit	(131,319)	(113,866)
Total stockholders’ deficit	(27,341)	(9,888)

Total liabilities and stockholders’ deficit	$5,208	11,458

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Statements of Operations

For the Three Months and Six Months Ended June 30,2018 and 2017

(unaudited)

	Three months Ended June 30		Six months Ended June 30
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	6,979	29,385	17,453	48,119
TOTAL OPERATING EXPENSES	6,979	29,385	17,453	48,119

Other income (expense):
Interest expense	-	(1,196)	-	(1,558)
Total other income (expense)	-	(1,196)	-	(1,558)
Net loss from continuing operations	(6,979)	-	(17,453)	-

Discontinued operations:
Income (loss) from discontinued operations	-	-	-	(3,365)

Net income (loss)	$(6,979)	$(30,581)	$(17,453)	$(53,042)

Net Loss per share, basic and diluted
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$-
From discontinued operations	-	-	-	(0.01)

Weighted Average Number of shares outstanding	3,625,000	3,625,000	3,625,000	3,625,000

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(unaudited)

	Six months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss from continuing operations	$(17,453)	$(49,677)
Prepaid expenses	6,250	-
Changes in assets and Liabilities	4	-
Accrued interest - related party	-	1,196
Net cash used in operating activities - continuing operations	(11,199)	(48,481)

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	-	(3,365)
Current assets	-	6,502
Current liabilities	-	(5,895)
Net cash provided by (used in) operating activities - discontinued operations	-	9,032

Net cash used in operating activities	(11,199)	(39,449)

Net cash used in investing activities – discontinued operations	-	3,468

Net cash used in investing activities - continuing operations	-	-

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	11,199	48,266

Net cash provided by financing activities - continuing operations	11,199	48,266

Net cash provided by financing activities - discontinued operations	-	-

Net cash provided by financing activities	11,199	48,266

Net increase (decrease) in cash	-	12,285

Cash at beginning of period	-	-

Cash at end of period	$-	$12,285

Non-cash investing and financing activities:
Related party contribution to paid in capital	$-	$29,895
Net liabilities discharged by former owners as part of changes in control	$88,646	$-

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Huale Acoustics Corporation (“the Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on October 17, 2014.

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation (formerly known as Illumitry Corp.) presented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors led by Ms. Xu Dantong (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable was recorded as of the date of the transaction.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and incurred losses as of June 30, 2018.The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Huale Acoustics Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2018 shown in this report are not necessarily indicative of results. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2017 filed on May 30, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents of $0 and $12,285 as of June 30, 2018 and June 30, 2017, respectively.

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

The carrying value of the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

Net Loss Per Share

The Company follows ASC 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2018.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2018 and December 31, 2017 the Company had loans payable to Ms. Xu Dantong, our former sole director of $32,545 and $21,346, respectively This loan was unsecured, non-interest bearing and due on demand. The imputed interest on this note was deemed immaterial.

NOTE 5 – FIXED ASSETS

As of June 30, 2018 and December 31, 2017 the Company had no fixed assets.

NOTE 6 – NOTES PAYABLE

As of June 30, 2018, the Company had a note payable to Ms. Xu Dantong, the Company’s former Chief Executive Officer and controlling shareholder, in the amount of $32,545. This loan is unsecured, non-interest bearing and due on demand. As of December 31, 2017, the Company had a note payable of $21,346

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 700,000,000, $0.001 par value shares of common stock authorized.

There were 3,625,000 shares of common stock issued and outstanding as at December 31, 2017 and June 30, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

Huale Acoustics Corporation (formerly known as Illumitry Corp.), was incorporated in the State of Nevada on October 17, 2014, and established a fiscal year end of December 31. We generated limited revenues, have minimal assets and have incurred losses since inception. We were formerly in cloth and fabric embroidery business in Armenia.

On February 7, 2017 (the date of the “Change of Control”), Jaeson Cayne (“Cayne”), acquired control of Three Million (3,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 83% of the Company’s total issued and outstanding common stock, from Arusyak Sukiasyan (“Sukiasyan”), the former officer and director of the Company, in exchange for $315,000 per the terms of a Stock Purchase Agreement by and between Cayne and Sukiasyan. As a result of the Change in Control, the Company ceased its cloth and fabric embroidery business in Armenia.

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed.

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

We do not have any union employees.

Financial Condition – Going Concern

We generated no revenues for the three months ended June 30, 2018 and have recurring net losses for continuing operations for the three months ended June 30, 2018 of $6,979. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2018 and June 3, 2017

Revenues . We did not generate any revenues from continuing operations during the three months ended June 30, 2018 or June 30, 2017. The lack of revenues is primarily attributable to the cessation of our embroidery business upon our change in control in February, 2017.

Cost of Revenues . The Company’s cost of revenue was $0 for the three months ended June 30, 2018 and June 30, 2017.

Operating Expenses . Operating expenses for continuing operations for the three months ended June 30, 2018, and 2017, were $6,979 and $29,385, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, and preparing reports and SEC filings relating to being a public company.

Net Loss . Net loss for continuing operations for the three months ended June 30, 2018, was $6,979, compared with net loss of $30,581 for the three months ended June 30, 2017. The increase in net loss is primarily due to increase in general and administrative expenses.

Comparison of the six months ended June 30, 2018 and June 30, 2017

Revenues . We did not generate any revenues from continuing operations during the six months ended June 30,2018 or June 30, 2017.

Cost of Revenues . The Company’s cost of revenue was $0 for the six months ended June 30, 2018 and June 30, 2017.

Operating Expenses . Operating expenses for continuing operations for the six months ended June 30, 2018, and 2017, were $17,453 and $48,119, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, and preparing reports and SEC filings relating to being a public company. Operating expenses for discontinued operations for the six months ended June 30, 2018, and 2017, were $0 and $3,365, respectively.

Net Loss . Net loss for continuing operations for the six months ended June 30, 2018, was $17,453, compared with net loss of $53,042 for the six months ended June 30, 2017. The increase in net loss is primarily due to increase in general and administrative expenses. Net loss for discontinuing operations for the six months ended June 30, 2018, was $0, compared with net loss of $3,365 for the six months ended June 30, 2017.

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

As of June 30, 2018, the Company had $0 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We expect that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

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

Net Cash Used In Operating Activities

During the six months ended June 30, 2018, net cash of $11,199 was used in operating activities for continuing operations compared with $48,481 for the same period ended June 30, 2017. Net cash used by operating activities for continuing operations was related to general and administrative expenses. Net cash used in operating activities for discontinued operations was $0 for the six months ended June 30, 2018 and $9,032 for the period ended June 30, 2017.

Net Cash Used in Investing Activities

During the six months ended June 31, 2018 the Company generated $0 cash from the investing activities of its discontinued operations compare $3,468 the same period ended June 30, 2017.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2018, the Company had cash from financing activities from continuing operations of $11,199 consisting of notes from related parties. During the six months ended June 30, 2017, the Company had cash from financing activities for continuing operations of $48,266 and net cash from financing activities for discontinued operations of $48,266.

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

HUALE ACOUSTICS CORPORATION.

Dated: August 10, 2018
/s/ Huang Zhicheng
Huang Zhicheng
	Title:	President, CEO, CFO, Treasurer, Secretary, Director

