Form 10-Q
period 2018-09-30
HUALE ACOUSTICS Corp
filed 2018-11-14
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
(Do not check if a smaller reporting company)

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

As of November 10, 2018, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HUALE ACOUSTICS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepaid expenses	2,083	11,458
Total current assets	2,083	11,458
Total assets	$2,083	$11,458
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	29	-
Notes payable to related party	34,545	21,346
Total current liabilities	34,574	21,346

Total liabilities	34,574	21,346
Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued, issuable and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 3,625,000 shares issued, issuable and outstanding at September 30, 2018 and December 31, 2017 , respectively	3,625	3,625
Additional paid-in capital	100,353	100,353
Accumulated deficit	(136,469)	(113,866)
Total stockholders’ deficit	(32,491)	(9,888)
Total liabilities and stockholders’ deficit	$2,083	11,458

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2018 and 2017

(unaudited)

	Three months Ended September 30		Nine months Ended September 30
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
OPERATING EXPENSES
General and administrative expenses	(5,150)	(20,442)	(22,603)	(68,561)
TOTAL OPERATING EXPENSES	(5,510)	(20,442)	(22,603)	(68,561)
Other income (expense):
Interest expense	-	(1,132)	-	(2,690)
Total other income (expense)	-	(1,132)	-	(2,690)
Net loss from continuing operations	(5,510)	(21,574)	(22,603)	(71,251)
Discontinued operations:
Income (loss) from discontinued operations	-	-	-	(3,365)
Net income (loss)	$(5,510)	$(21,574)	$(22,603)	$(74,616)
Net Loss per share, basic and diluted
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
From discontinued operations	-	-	-	-
Weighted Average Number of shares outstanding	3,625,000	3,625,000	3,625,000	3,625,000

HUALE ACOUSTICS CORPORATION

(F.K.A ILLUMITRY CORP.)

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(unaudited)

	Nine months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(22,603)	$(71,251)
Prepaid expenses	9,375	-
Changes in assets and Liabilities	29	17,988
Accrued interest - related party	-	2,328
Net cash used in operating activities - continuing operations	(13,199)	(50,935)
Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	-	(3,365)
Current assets	-	6,502
Current liabilities	-	5,895
Net cash provided by (used in) operating activities - discontinued operations	-	9,032
Net cash used in operating activities	(13,199)	(41,903)
Net cash generated from investing activities – discontinued operations	-	3,468
Net cash used in investing activities - continuing operations	-	-
Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	13,199	38,436
Net cash provided by financing activities - continuing operations	13,199	38,436
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	13,199
Net increase (decrease) in cash	-	1
Cash at beginning of period	-	-
Cash at end of period	$-	$1
Non-cash investing and financing activities:
Related party contribution to paid in capital	$-	$29,895

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Huale Acoustics Corporation (formerly known as Illumitry Corp.) presented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors led by Ms. Dantong Xu (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable was recorded as of the date of the transaction.

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

On June 4, 2018, Ms. Dantong Xu resigned from her positions with the Company, including that of Chief Executive Officer, President, Secretary,Treasurer and Chairman of Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Dantong Xu has been the Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors since October 2017.

On June 4, 2018, the Board of Director appointed Mr. Zhicheng Huang as our new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company .

On September 10, 2018, Mr. Zhicheng Huang acquired 2,250,000 shares of Common Stock from Ms. Dantong Xu, a shareholder of the Issuer for the aggregate amount of $2,250, or $0.001 per share, the par value of the Common Stock.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and incurred losses as of September 30, 2018.The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Huale Acoustics Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2018 shown in this report are not necessarily indicative of results. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2017 filed on May 30, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents of $0 and $0 as of September 30, 2018 and December 31, 2017, respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2017 the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition” The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Net Loss Per Share

The Company follows ASC 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2018.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had notes payable amounting $32,545 and $21,346 due to Ms. Dantong Xu, the Company’s former Chief Executive Officer and controlling shareholder at September 30, 2018 and December 31, 2017 respectively.

The Company had notes payable amounting $2,000 and $nil due to Mr. Zhicheng Huang, the Company’s current Chief Executive Officer and controlling shareholder at September 30, 2018 and December 31, 2017 respectively.

These notes payables were unsecured, non-interest bearing and due on demand. The imputed interest on this note was deemed immaterial.

NOTE 5 – FIXED ASSETS

The Company had no fixed assets as of September 30, 2018 and December 31, 2017.

NOTE 6 – NOTES PAYABLE

The Company had notes payable amounting $32,545 and $21,346 due to Ms. Dantong Xu, the Company’s former Chief Executive Officer and controlling shareholder at September 30, 2018 and December 31, 2017 respectively.

The Company had notes payable amounting $2,000 and $nil due to Mr. Zhicheng Huang, the Company’s current Chief Executive Officer and controlling shareholder at September 30, 2018 and December 31, 2017 respectively.

These notes payables were unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 700,000,000, $0.001 par value shares of common stock authorized and preferred stock, $0.001 par value, 100,000,000 shares authorized.

There were 3,625,000 shares of common stock issued and outstanding as at December 31, 2017 and September 30, 2018.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the SEC and has determined that were no material subsequent events that came to management’s attention that required disclosure.

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

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Upon the change of control of the Company the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Ms. Dantong Xu consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On October 26, 2017, an amendment to the Company’s Articles of Incorporation became effective with the State of Nevada. The amendment changed the name of the Company to Huale Acoustics Corporation and increased the number of authorized shares of common stock to 700,000,000 shares and preferred stock to 100,000,000 shares.

On June 4, 2018, Ms. Dantong Xu resigned from her position with the Company, including that of Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Dantong Xu has been the Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors since October 2017.

On June 4, 2018, the Board of Director appointed Mr. Zhicheng Huang as the new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company.

On September 10, 2018, Mr. Zhicheng Huang acquired 2,250,000 shares of Common Stock from Ms. Dantong Xu, a shareholder of the Issuer for the aggregate amount of $2,250, or $0.001 per share, the par value of the Common Stock.

Employees

We currently do not have any full time or part time employees. Our former Chief Executive Officer, Chief Financial Officer, and Secretary, Ms. Dantong Xu carried out all administrative functions and stepped down on June 4, 2018. Mr. Zhicheng Huang was appointed the new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company and carried out all administrative functions with effect from June 4, 2018.

We do not have any union employees.

Financial Condition – Going Concern

We did not generate any revenues for the nine months ended September 30, 2018 and had recurring net losses for continuing operations for the nine months ended September 30, 2018 of $22,603. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2018 and September 30, 2017

Revenues. We did not generate any revenues from continuing operations during the nine months ended September 30, 2018 or September 30, 2017.

Cost of Revenues. The Company’s cost of revenue was $0 for the nine months ended September 30, 2018 and September 30, 2017.

Operating Expenses. Operating expenses for continuing operations for the nine months ended September 30, 2018, and 2017, were $20,442 and $68,561, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for continuing operations for the nine months ended September 30, 2018, was $21,574, compared with net loss of $74,616 for the nine months ended September 30, 2017. The increase in net loss is primarily due to decrease in general and administrative expenses.

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

As of September 30, 2018, the Company had $0 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We expect that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

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

Net Cash Used In Operating Activities

During the nine months ended September 30, 2018, net cash of $13,199 was used in operating activities for continuing operations compared with $50,935 for the same period ended September 30, 2017. Net cash used by operating activities for continuing operations was related to general and administrative expenses.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2018 the Company generated $0 cash from the investing activities of its discontinued operations compare $3,468 the same period ended September 30, 2017.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2018, the Company had cash from financing activities from continuing operations of $13,199 consisting of notes from related parties. During the nine months ended September 30, 2017, the Company had cash from financing activities for continuing operations of $38,436

Off Balance Sheet Arrangements

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Changes in Registrant’s Certifying Accountants

On June 13, 2018, the company dismissed Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah as its independent registered accounting firm and engaged PAN-CHINA SINGAPORE PAC (PCCPA), as its new independent registered accounting firm.

Since Heaton & Company’s appointment as our independent registered accounting firm on March 21, 2018 and through June 13, 2018, which included its reviews of our annual financial statements for the years ended December 31, 2017, there were (i) no disagreements between the Company and Heaton & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Heaton & Company, would have caused Heaton & Company to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Heaton & Company with a copy of the 8-K report and Amendment No.1 of the 8-K report and requested that Heaton & Company furnish it with a letter addressed to the SEC stating whether or not Heaton & Company agrees with the above statements.

During years ended December 31, 2016 and 2015 and in the subsequent interim period through June 13, 2018, the Company has not consulted with PCCPA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Heaton & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated October 17, 2014 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on March 18, 2014)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on March 18, 2014)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUALE ACOUSTICS CORPORATION

Dated: November 14, 2018
/s/ Zhicheng Huang
Zhicheng Huang
	Title:	President, CEO, CFO, Treasurer, Secretary, Director

