Form 10-K
period 2018-12-31
HUALE ACOUSTICS Corp
filed 2019-03-29
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-202841

HUALE ACOUSTICS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	36-4797609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

East Room 902, Building 3 East, Saige Sci-Tech. Park

Futian District, Shenzhen, Guangdong Province

China 518000

(Address of principal executive offices)

+86-13723419533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [X] No [  ]

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018, was $1,943,750.00 based on a $3.11 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, June 29, 2018.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

There were 3,625,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of March 30, 2019.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Huale Acoustics Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

History of the Company

Huale Acoustics Corporation (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on October 17, 2014 under the name “Illumitry Corp.” and maintains its principal executive offices at East Room 902, Building 3 East, Saige Sci-Tech. Park, Futian District, Shenzhen, Guangdong Province, China. The Company was formed to commence operations in the field of embroidery on fabric in Armenia.

The Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2015, which was declared effective on October 6, 2015. In October 2017, subsequent to a change of control, the Company’s name was changed to Huale Acoustics Corporation and management of the Company abandoned its business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

On December 21, 2018, our Board of Directors unanimously adopted resolutions approving the redomicile of the Company from Nevada to the Cayman Islands. The Company will be redomiciled by merging the Company into its wholly-owned Cayman Islands subsidiary, Huale Acoustics Limited (the “Redomicile Merger”). We have obtained all necessary corporate approvals for the Redomicile Merger, and the Company anticipates that the Redomicile Merger will be completed in April 2019.

Redomicile Merger

The following summary highlights selected information regarding the Redomicile Merger.

The Parties to the Merger Agreement and the Plan of Merger

Huale Acoustics Corporation. The Company is a “shell company” with no current operations and only nominal assets and liabilities.

Huale Acoustics Limited. Huale Acoustics Limited (“Huale Cayman”) was formed in February 2019 as an exempted company limited by shares under the laws of the Cayman Islands and is currently a wholly-owned subsidiary of the Company. An “exempted” company under the laws of the Cayman Islands is one which receives such registration as a result of satisfying the Registrar of Companies in the Cayman Islands that it conducts its operations mainly outside of the Cayman Islands and is, as a result, exempted from complying with certain provisions of the Companies Law (2016 Revision) of the Cayman Islands, such as the general requirement to file an annual return of its shareholders with the Registrar of Companies, and is permitted flexibility in certain matters, such as the ability to register by way of continuation in another jurisdiction and be deregistered in the Cayman Islands. Huale Cayman does not have a significant amount of assets or liabilities and has not engaged in any business since its incorporation other than activities associated with its anticipated participation in the Redomicile Merger.

The principal executive offices of each of the Company and Huale Cayman are located at East Room 902, Building 3 East, Saige Sci-Tech. Park, Futian District, Shenzhen, Guangdong Province, China; Telephone: +86-13723419533; Facsimile: +86075586961405.

Background and Reasons for the Redomicile Merger

We believe that the Redomicile Merger, which would change our place of incorporation from Nevada to the Cayman Islands, (i) would allow us to reduce operational, administrative, legal and accounting costs over the long term because Huale Cayman is expected to qualify as a foreign private issuer and be exempt from certain rules under the Exchange Act, which is in line with the Company’s expectation that, subsequent to a merger with an operating company, the Company’s business and operations will be conducted primarily outside of the United States, and (ii) will more closely align our structure with our international corporate strategy. Because we anticipate that, subsequent to our merger with an operating company, substantially all of our executive team and members of our Board of Directors will likely reside outside the United States, we believe that it is advisable to move our place of incorporation outside the United States.

Huale Cayman Ordinary Shares

When the Redomicile Merger is completed, each share of the Company’s Common Stock shall convert into the right to receive one ordinary share in the capital of Huale Cayman, which ordinary shares will be issued by Huale Cayman in connection with the Redomicile Merger. Following the Redomicile Merger, the former stockholders of the Company will become holders of Huale Cayman ordinary shares, and Huale Cayman will own and continue to conduct our business in substantially the same manner as is currently being conducted by the Company. The ordinary shares will be issued to the stockholders of the Company in reliance on exemptions from registration provided by Regulation S with respect to non-United States shareholders and Section 4(a)(2) of the U.S. Securities Act of 1933 (the “Securities Act”) with respect to all shareholders. The share certificates issued by Huale Cayman will each contain a restrictive legend, and all shares issued will constitute restricted securities.

Board of Directors; Management of Huale Cayman Following the Redomicile Merger

Following the Redomicile Merger, Huale Cayman will be managed by the same Board of Directors and executive officers that manage the Company.

Accounting Treatment

The Redomicile Merger will be accounted for as a legal reorganization with no change in ultimate ownership interest immediately before and after the transaction. Accordingly, all assets and liabilities will be recorded at historical cost as an exchange between entities under common control.

Business

The Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. There is no significant public trading market in the Company’s Common Stock, and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination and filed a Registration Statement under the Securities Act with the SEC. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d).

We are investigating acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Management has entered into a Memorandum of Understanding (“MOU”) for the acquisition of a start-up company affiliated with the Company’s sole officer and director and a controlling shareholder (“Target”). The Target intends to build a situational platform that will spread a health, quality and elegance lifestyle in China by providing the public with a close-up experience of the world’s top home audio, video and other international high-end home products. The Company anticipates entering into a definitive agreement for the acquisition of the Target subsequent to the completion of the Redomicile Merger.

Competition

If we do not acquire the target company associated with the Company’s sole officer and director and controlling shareholder, we will need to identify another target company. In identifying, evaluating and selecting another target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than our target. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to the financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters. The MOU with the Target anticipates a “share exchange” in which the current owners of the Target will become the controlling shareholders of the Company.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. However, due to the share ownership of management, even if stockholder approval is required, management will also control the shareholder vote.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Employees

We presently have no employees apart from our management. Our management is engaged in outside business activities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other blank check or shell companies, and in the pursuit of business combinations, conflicts with such other blank check or shell companies may arise. If we and any other blank check or shell companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. In addition, management has entered into an MOU with the Target, which is a company affiliated with the Company’s sole officer and director and controlling shareholder. The relationship between this potential target company and the Company’s sole officer and director and controlling shareholder constitutes a conflict of interest with respect to the decision as to whether to complete the acquisition of the Target.

Our business is difficult to evaluate because we have limited operating history.

Historically, the Company has a very limited operating history, and at present has no operations or revenue and only minimal assets. Therefore, there is a risk that we will be unable to consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no definitive agreement for a business combination or other transaction.

Although we have entered into an MOU with the Target, which is a company affiliated with our sole officer, director and controlling shareholder, we do not intend to enter into a definitive agreement before the Redomicile Merger is completed. There is some possibility that we may not consummate the transaction with the Target; however, we are very likely to do so. We have no other arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of any private or public entity. The Target intends to build a situational platform that will spread a health, quality and elegance lifestyle in China by providing the public with a close-up experience of the world’s top home audio, video and other international high-end home products; however, a final decision as to whether to acquire that company has not been made at this time. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Other than with respect to the Target, management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company’s affairs. We have not entered into a written employment agreement with management and they are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities Exchange Commission (“SEC”) as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is only a limited trading market for our common stock, and liquidity of shares of our common stock is limited.

Although our common stock is quoted on the OTC QB market, there is no significant public trading market for our common stock. Further, we do not anticipate that a significant public trading market will develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Accordingly, the liquidity of our shares of common stock is limited.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business, and if we acquire a start-up company such as the target which is affiliated with our sole officer and director and controlling shareholder, we will not realize any revenue until that company succeeds in generating revenue. There can be no assurance that any company which we acquire will be profitable.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorizes the issuance of a maximum of 700,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval, and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We are controlled by our management, whose interest may differ from those of the other shareholders.

As of the date of this filing, Mr. Zhicheng Huang, the sole officer and director of the Company, has sole voting power over 2,250,000 shares of the Company’s common stock, or approximately 62.1% of the outstanding shares of common stock. Therefore, Mr. Zhicheng Huang may be in a position to elect the board of directors and to control the business and affairs of the Company including significant corporate actions such as mergers and acquisitions, the sale or purchase of assets and the issuance and sale of our securities. The Company also may be prevented from entering into transactions that could be beneficial to the Company’s other shareholders. The interest of our largest shareholder, Mr. Zhicheng Huang, may differ from the interests of our other shareholders.

Our principal stockholder may engage in a transaction to cause the Company to repurchase its shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of common stock. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Although management has entered into an MOU with the Target, a final decision as to whether to acquire that company has not been made at this time. We have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transaction for formal evaluation by us (other than the company affiliated with our sole officer and director and controlling shareholder) and it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

This report on Form 10-K contains forward-looking statements and information relating to us, our industry and other businesses.

The forward-looking statements contained in this Annual Report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Annual Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our management, there are presently no material pending legal proceedings to which the Company, any executive officer or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorize the issuance of up to 700,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not “listed” on a publicly-traded market; however, the Common Stock is eligible for quotation on the OTC QB market under the symbol HYAS. As of March 30, 2019, there were approximately 36 holders of record of the Common Stock and an aggregate of 3,625,000 shares of Common Stock outstanding. The Company sold 625,000 shares of its Common Stock under its registration statement on Form S-1 and management believes that all of those shares are unrestricted and free trading.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of preferred stock. As of the date of this Annual Report, there are no shares of preferred outstanding.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during the fiscal year ended December 31, 2018.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statement Notice

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K.

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company (referred to herein as “we,” “us,” “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business or industry or and, thus, may acquire any business. Although management has not restricted the geographical location of the target companies to China, management believes that it is probable that the target’s operations will be based in China or Asia. The Company has entered into an MOU for the acquisition of the Target; however, a final decision as to the acquisition has not been made at this time.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months, we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. Management asserts that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate and evaluate suitable acquisition candidates.

For the fiscal years ended December 31, 2018 and 2017

Revenues

The Company did not generate any revenues during the fiscal years ended December 31, 2018 and December 31, 2017.

Total operating expenses

During the year ended December 31, 2018, we incurred general and administrative expenses of $49,436 compared to $6,533 incurred during the year ended December 31, 2017 from continuing operations. General and administrative expenses incurred during the year ended December 31, 2018 were generally related to professional fees incurred for continued operations. The increase in operating expenses was primarily due to the increase in general and administrative expenses.

Other Income

During the years ended December 31, 2018 and December 31, 2017, we received zero other income.

Net loss

The net loss from continuing operations for the years ended December 31, 2018 and 2017 was $49,436 and $6,533 respectively. The net losses from discontinued operations for the years ended December 31, 2018 and 2017 was $0 and $77,971 respectively.

Liquidity and Capital Resources

As of December 31, 2018 and December 31, 2017, the Company had total assets of $12,000 and $11,458, respectively. The Company’s liabilities as of December 31, 2018 were $71,324, which was comprised of accounts payable and notes payable to related party. This compares with total liabilities of $21,346, comprised of notes payable to related party as of December 31, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2018, and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net Cash (Used In) Operating Activities
-Continuing Operations	$(29,978)	$(17,991)
-Discontinued Operations	$-	$(41,751)
Net Cash (Used In) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$29,978	$59,742
Net Decrease in Cash and Cash Equivalents	$-	$-

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable on reasonable terms, the Company may not be able to implement its plan of operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2018, net cash flows used in operating activities from continuing operations were $29,978 consisting primarily of general and administrative expenses. During the fiscal year ended December 31, 2017, net cash flows used in operating activities from continuing operations were $17,991 consisting primarily of general and administrative expenses.

For the fiscal year ended December 31, 2018, net cash flows used in operating activities from discontinued operations were $0 compared to $41,751 during the fiscal year ended December 31, 2017, which consisted primarily of general and administrative expense.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the fiscal years ended December 31, 2018 and December 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the fiscal year ended December 31, 2018, net cash provided by financing activities was $29,978 consisting of notes payable to a related party. For the fiscal year ended December 31, 2017, net cash provided by financing activities was $59,742, consisting of capital contributions of $38,396 and a note payable to a related party of $21,346.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $49,436 for the fiscal year ended December 31, 2018. In addition, the Company had both a working deficit and a stockholders’ deficit of $59,324 at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and have a limited operating history. There are no assurances that we will be able to either generate sufficient funds from the operations of a target company that we acquire or obtain additional financing through either private placements and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

HUALE ACOUSTICS CORPORATION

FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Huale Acoustics Corporation

East Room 902, Building 3 East, Saige Sci-Tech, Park

Futian District, Shenzhen, Guangdong

Province, China, 518000 China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Huale Acoustics Corporation, (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Huale Acoustics Corporation

East Room 902, Building 3 East, Saige Sci-Tech, Park

Futian District, Shenzhen, Guangdong

Province, China, 518000 China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Huale Acoustics Corporation, (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and a stockholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since June 2018.

Singapore March 29, 2019

HUALE ACOUSTICS CORPORATION

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	12,000	11,458
Total current assets	12,000	11,458

Total assets	$12,000	$11,458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	20,000	-
Notes payable to related party	51,324	21,346
Total current liabilities	71,324	21,346

Total liabilities	71,324	21,346

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued, issuable and outstanding at December 31, 2018 and December 31, 2017 respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 3,625,000 shares issued, issuable and outstanding at December 31, 2018 and December 31, 2017 respectively	3,625	3,625
Additional paid-in capital	100,353	100,353
Accumulated deficit	(163,302)	(113,866)
Total stockholders’ deficit	(59,324)	(9,888)

Total liabilities and stockholders’ deficit	$12,000	11,458

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

REVENUES	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

OPERATING EXPENSES
General and administrative expenses	49,436	6,533
TOTAL OPERATING EXPENSES	49,436	6,533

Other income (expense):
Interest expense	-	-
Total other income (expense)	-	-
Net loss from continuing operations	(49,436)	(6,533)

Discontinued operations:
Income (loss) from discontinued operations	-	(77,971)

Net income (loss)	$(49,436)	$(84,504)

Net Loss per share, basic and diluted
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	(0.01)	(0.02)

Weighted Average Number of shares outstanding	3,625,000	3,625,000

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	3,625,000	$3,625	$11,707	$(29,362)	$(14,030)

Capital contribution from change in Control Transaction – net liabilities	-	-	88,646	-	88,646

Net loss for the year ended December 31, 2017	-	-	-	(84,504)	(84,504)

Balance, December 31, 2017	3,625,000	$3,625	$100,353	$(113,866)	$(9,888)

Net loss for the year ended December 31, 2018	-	-	-	(49,436)	(49,436)

Balance, December 31, 2018	3,625,000	$3,625	$100,353	$(163,302)	$(59,324)

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

(AUDITED)

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss from continuing operations	$(49,436)	$(6,533)
Prepaid expenses	(542)	(11,458)
Changes in assets and Liabilities	20,000	-
Net cash used in operating activities - continuing operations	(29,978)	(17,991)

Adjustments to reconcile net loss to net cash provided by discontinued operations:
Net loss from discontinued operations	-	(77,971)
Changes in assets and liabilities	-	36,220

Net cash provided by (used in) operating activities - discontinued operations	-	(41,751)

Net cash used in operating activities	(29,978)	(59,742)

Cash flows from financing activities - continuing operations:
Proceeds from note payable - related party	29,978	21,346

Net cash provided by financing activities - continuing operations	29,978	21,346

Net cash provided by financing activities - discontinued operations	-	38,396

Net cash provided by financing activities	29,978	59,742

Net increase (decrease) in cash	-	-

Cash at beginning of the year	-	-

Cash at end of the year	$-	$-

Non-cash investing and financing activities:
Net liabilities discharged by former owners as part of changes in control	$-	$88,646

See accompanying notes to audited financial statements.

HUALE ACOUSTICS CORPORATION

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Huale Acoustics Corporation (F.K.A ILLUMITRY CORP.) was (“the Company,” “we,” “us,” or “our”) incorporated in the State of Nevada on October 17, 2014.

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

On October 6, 2017, as a result of a private transaction, the control block of voting stock of Illumitry Corp., represented by 3,000,000 shares of common stock was transferred from Jaeson Cayne to a syndicated group of investors led by Dantong Xu (“Purchasers”). The consideration paid for the Shares, which represents 82.75% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $342,000. The source of the cash consideration for the shares was personal funds of the Purchasers. In connection with the transaction, Jaeson Cayne and Collin McMullen released the Company from all debts owed. The extinguishment of the Company’s accounts payable and related party note payable was recorded as of the date of the transaction.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Upon the change of control of the Company the existing director and officer resigned immediately. Accordingly, Collin McMullen, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Dantong Xu(“Xu”) consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On October 26, 2017, an amendment to the Company’s Articles of Incorporation became effective with the State of Nevada. The amendment changed the name of the Company to Huale Acoustics Corporation and increased the number of authorized shares of common stock to 700,000,000 shares and preferred stock to 100,000,000 shares.

As of June 4, 2018, Dantong Xu resigned from all the positions held with the Company, including that of Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 4, 2018, the Board of Director appointed Zhicheng Huang as our new Chief Executive Officer, President, Secretary, Treasurer and Chairman of Board of Directors of the Company.

On September 10, 2018, Zhicheng Huang acquired 2,250,000 shares of Common Stock from Dantong Xu, a shareholder of the Issuer for the aggregate amount of $2,250, or $0.001 per share, the par value of the Common Stock.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues and incurred losses as of December 31, 2018. The Company currently has negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2018 and December 31, 2017.

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

Discontinued Operations

Due to the Change of Control in 2017, the operations of the Company prior to the date of the Change of Control are reflected on the financial statements as discontinued operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents of $0 as of December 31, 2018 and December 31, 2017.

Prepaid Expenses

The Company had prepaid certain filing fees of $12,000 as of December 31, 2018, which covers OTC Markets service fee for the period covering from January 1, 2019 to December 31, 2019.

Inventory

The Company had $0 in raw materials inventory as of December 31, 2018 and December 31, 2017.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition.” The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

The Company does not have any stock-based compensation as of December 31,2018 and 2017.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2018 and 2017.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had note payables of $51,324 and $21,346 as of December 31,2018 and 2017 respectively. Dantong Xu, the Company’s former Chief Executive Officer and former controlling shareholder, loaned $21,346 to the Company between October 6, 2017 and December 31, 2017 as part of continuing operations.

The Current CEO, Zhicheng Huang, settled the loan amount $34,878 due to the former CEO Dantong Xu on behalf of the Company. During the year ended December 31,2018 Zhicheng Huang also extended a loan of $16,446 to the Company for working capital purposes. As of December 31,2018, the note payable due to Zhicheng Huang amounted to $51,324. These note payable were unsecured, non-interest bearing and due on demand. The imputed interest on these notes was deemed immaterial.

NOTE 5 – FIXED ASSETS

As of December 31, 2018, and December 31, 2017, the Company had no fixed assets.

NOTE 6 – NOTES PAYABLE

The Company had note payables of $51,324 and $21,346 as of December 31,2018 and 2017 respectively. Dantong Xu, the Company’s former Chief Executive Officer and former controlling shareholder, loaned $21,346 to the Company between October 6, 2017 and December 31, 2017 as part of continuing operations.

The Current CEO, Zhicheng Huang, settled the loan amount $34,878 due to the former CEO Dantong Xu on behalf of the Company. During the year ended December 31,2018 Zhicheng Huang also extended a loan of $16,446 to the Company for working capital purposes. As of December 31, 2018, the notes payable due to Zhicheng Huang aggregated $51,324. These notes payable were unsecured, non-interest bearing and due on demand. The imputed interest on these notes was deemed immaterial.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 700,000,000, $0.001 par value shares of common stock authorized and preferred stock, $0.001 par value, 100,000,000 shares authorized.

There were 3,625,000 shares of common stock issued and outstanding as of December 31, 2018 and 2017.

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

NOTE 9 – CLASSIFICATION OF DISCONTINUED OPERATIONS

We have classified certain prior-year amounts to conform to the current-year’s presentation. The reclassifications relate to operations which were discontinued due to the change in control.

Prior to October 6, 2017, the Company’s primary business activity was to commence operations in a field of embroidery on fabric and cloth in Armenia. Going forward, the Company’s operations will be determined and structured by the new investor group. As such, at December 31, 2017, the Company accounted for all of its assets, liabilities and results of operations up to October 6, 2017 as discontinued operations.

	Year Ended December 31,
	2018	2017

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	-	77,971
Total expense	-	77,971

Provision for income taxes	-	-

Income (loss) from discontinued operations, Net of Tax Benefits	$-	$(77,971)

NOTE 10 – SUBSEQUENT EVENTS

On March 19, 2019, the Company entered into a Memorandum of Understanding with the shareholders of HUALE GROUP CO., LIMITED (“HGL”), a company incorporated in 2016 under the laws of the Seychelles. The Company and HGL are collectively referred to as the “Parties.” The Parties expressed their intent to enter into a Definitive Share Exchange Agreement under which the shareholders of HGL will exchange all of the shares that they own in HGL for no less than 90% of the Company’s equity. HGL intends to build a situational platform that will spread a health, quality and elegance lifestyle in China by providing the public with a close-up experience of the world’s top home audio, video, and other international high-end home products. A definitive agreement has not been entered into, and although it is likely, there can be no assurance that the transaction with HGL will be completed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, Zhicheng Huang, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2018 based on the material weaknesses described below:

●	Because the Company has only one person acting as the sole officer and director of the Company, there are limited controls over information processing.

●	There is inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company completes a reverse merger or business combination to determine whether improvement in segregation of duties is feasible.

●	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Evaluation of Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2018, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Zhicheng Huang	25	President, Secretary, Treasurer, Chief Financial Officer and Director

Zhicheng Huang, age 25, has served as the Company’s Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors in June 4, 2018. From August 2012 to December 2013, he served as founding partner of Shenzhen Huarui Zhongren Cultural Communication Co. Ltd., a human resource company. Mr. Huang’s job duties included the development and execution of the company’s expansion strategies. He was also responsible for marketing and branding of the company. In July 2014, Mr. Huang co-founded Shenzhen Tianzhong Yatai Media Advertisement Co. Ltd. He has been working as founding partner of that company since its inception. Mr. Huang oversees the overall media daily operation of the company, including the development and implementation of advertising media strategies, as well as public relations. He also is in charge of online marketing strategies and keeps track of the marketing department’s performance. Mr. Huang graduated from Shenzhen Institute of Information & Technology in China with a major in art and design.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e) Prior Blank Check Company Experience

Zhicheng Huang has not been involved with any blank check companies.

Compliance with Section 16(a) of the Exchange Act

Not Applicable

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11.	Executive Compensation.

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended December 31, 2018, 2017 and 2016.

Name and Position	Year	Salary	Option Awards	All Other Compensation	Total
Zhicheng Huang, President, Secretary,	2018(1)	None	None	None	None
Treasurer, CFO, Director
Dantong Xu, President, Secretary, Treasurer,	2018(2)	None	None	None	None
CFO, Director	2017	None	None	None	None
Collin McMullen, President, Secretary,	2017(3)	None	None	None	None
Treasurer, CFO, Director
Arusyak Sukiasyan, President, Secretary,	2017(4)	None	None	None	None
Treasurer, CFO, Director	2016	None	None	None	None

(1) Mr. Huang has served as the sole officer and director of the Company since June 4, 2018.

(2) Ms. Xu served as sole officer and director of the Company from October 6, 2017 until June 4, 2018.

(3) Mr. McMullen served as sole officer and director of the Company from February 21, 2017 until October 6, 2017.

(4) Ms.Sukiasyan served as sole officer and director of the Company from October 17, 2014 (inception) until February 21, 2017.

The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 15, 2018, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Zhicheng Huang East Room 902, Building 3 East, Saige Sci-Tech. Park Futian District, Shenzhen, Guangdong Province, China, 518000	2,250,000	62.07%

All Officers and Directors as a group (1 individual)	2,250,000	62.07%

5% or Greater Holders:

Zhicheng Huang East Room 902, Building 3 East, Saige Sci-Tech. Park Futian District, Shenzhen, Guangdong Province, China, 518000	2,250,000	62.07%

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officer and director at no cost. Management estimates such costs to be immaterial.

Dantong Xu, the Company’s former Chief Executive Officer and former controlling shareholder, loaned $21,346 to the Company between October 6, 2017 and December 31, 2017 as part of continuing operations.

During the fiscal year ended December 31, 2018, the Company’s current Chief Executive Officer, Zhicheng Huang, paid the Company’s debt to the previous CEO, Dantong Xu, in the amount of $34,878. Zhicheng Huang also extended a loan in the amount of $16,446 to the Company for working capital purposes. As of December 31, 2018, the notes payable to Zhicheng Huang aggregated $51,324. These notes payable are unsecured, non-interest bearing and due on demand.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

The Company’s financial statements for the fiscal year ended December 31, 2017 were audited by Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, (“Pinnacle”). The Company’s prior auditor, Michael Gillespie & Associates, PLLC (“Gillespie”) reviewed its financial statements for the interim periods up to August 24, 2017. On June 13, 2018, the Company dismissed Pinnacle as its independent registered accounting firm and engaged PAN-CHINA SINGAPORE PAC (“PCCPA”), as its new independent registered accounting firm.

Fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$12,500	$14,400
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

As of December 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUALE ACOUSTICS CORPORATION

Dated: March 29, 2019	By:	/s/ Zhicheng Huang
Zhicheng Huang
President, CEO, Secretary, Treasurer, CFO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2019	By:	/s/ Zhicheng Huang
Zhicheng Huang
President, CEO, Secretary, Treasurer, CFO and sole Director

