Form 10-Q
period 2019-03-31
HUALE ACOUSTICS Corp
filed 2019-05-15
CIK 1636760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(86) 13723419533

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

As of May 13, 2019, there were 3,625,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HUALE ACOUSTICS CORPORATION

EXPLANATORY NOTES

On May 7, 2019, Huale Acoustics Corporation, a Nevada corporation (the “Company”), completed a redomicile merger to reorganize itself as a Cayman Islands company. Pursuant to the agreement and plan of merger dated as of April 3, 2019 (the “Merger Agreement”), the Company has merged with and into Huale Acoustics Limited, an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“HAL Cayman”), with HAL Cayman as the surviving company. Each issued and outstanding share of the Common Stock of the Company was converted into one ordinary share of HAL Cayman. The redomicile merger is reported in a Form 8-K filed with the United States Securities and Exchange Commission on May 13, 2019.

The Company has been redomiciled to the Cayman Islands and is no longer a Nevada corporation. However, the Company was a domestic company on March 31, 2019, and did not technically become a Cayman Islands company until May 7, 2019. Therefore, the Company is filing this Form 10-Q to comply with the periodic reporting requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”). At this time the Company is a Cayman Islands company and qualifies as a “Foreign Private Issuer.” As a Foreign Private Issuer, the Company will file periodic reports in the future under cover of Form 6-K and its Annual Report will be filed on Form 20-F. This quarterly report has been reviewed by the Company’s external auditors, and such review will not be required in the future since the Company is now a “Foreign Private Issuer”.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HUALE ACOUSTICS CORPORATION

Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepaid expenses	9,000	12,000
Total current assets	9,000	12,000

Total assets	$9,000	$12,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable	2,500	20,000
Notes payable to related party	79,273	51,324
Total current liabilities	81,773	71,324

Total liabilities	81,773	71,324

Stockholders’ deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 shares issued, issuable and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, 3,625,000 shares issued, issuable and outstanding at March 31, 2019 and December 31, 2018 , respectively	3,625	3,625
Additional paid-in capital	100,353	100,353
Accumulated deficit	(176,751)	(163,302)
Total stockholders’ deficit	(72,773)	(59,324)

Total liabilities and stockholders’ deficit	$9,000	12,000

HUALE ACOUSTICS CORPORATION

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Three months Ended March 31
	2019	2018

REVENUES	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

OPERATING EXPENSES
General and administrative expenses	13,449	10,474
TOTAL OPERATING EXPENSES	13,449	10,474

Other income (expense):
Interest expense	-	-
Total other income (expense)	-	-
Net loss from operations	(13,449)	(10,474)

Net income (loss)	$(13,449)	$(10,474)

Net Loss per share, basic and diluted From operations	$(0.00)	$(0.01)

Weighted Average Number of shares outstanding	3,625,000	3,625,000

HUALE ACOUSTICS CORPORATION

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Three months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss from operations	$(13,449)	$(10,474)
Prepaid expenses	3,000	3,125
Changes in assets and Liabilities	(17,500)	-
Net cash used in operating activities - operations	(27,949)	(7,349)

Net cash used in operating activities	(27,949)	(7,349)

Cash flows from financing activities - operations:
Proceeds from note payable - related party	27,949	7,349

Net cash provided by financing activities	27,949	7,349

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Huale Acoustics Corporation (“the Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on October 17, 2014 under the name “lllumitry Corp.” and maintains its principal executive offices at East Room 902, Building 3 East, Saige Sci-Tech. Park, Futian District, Shenzhen, Guangdong Province, China. The Company was formed to commence operations in the field of embroidery on fabric in Armenia.

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

On December 21, 2018, the Company’s Board of Directors unanimously adopted resolutions approving the redomicile of the Company from Nevada to the Cayman Islands. The Company changed its domicile, effective May 7, 2019, by merging into its wholly-owned Cayman Islands subsidiary, Huale Acoustics Limited (the “Redomicile Merger”). As a result of the Redomicile Merger, the Company’s name was changed to Huale Acoustics Limited, each outstanding share of Common Stock was exchanged for one ordinary share and we became governed by our Amended and Restated Memorandum and Articles of Association and by the Companies Law (2018 Revision) of the Cayman Islands.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues and incurred losses as of March 31, 2019. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Due to these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Huale Acoustics Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2019 shown in this report are not necessarily indicative of results. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2018 filed on March 29, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents of $0 and $0 as of March 31, 2019 and December 31, 2018, respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

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

Net Loss Per Share

The Company follows ASC 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2019.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had notes payable amounting $79,273 and $51,324 due to Mr. Zhicheng Huang, the Company’s current Chief Executive Officer and controlling shareholder at March 31, 2019 and December 31, 2018 respectively.

These notes payable were unsecured, non-interest bearing and due on demand. The imputed interest on these notes was deemed immaterial.

NOTE 5 – FIXED ASSETS

The Company had no fixed assets as of March 31, 2019 and December 31, 2018.

NOTE 6 – NOTES PAYABLE

The Company had notes payable amounting $79,273 and $51,324 due to Mr. Zhicheng Huang, the Company’s current Chief Executive Officer and controlling shareholder at March 31, 2019 and December 31, 2018, respectively.

These notes payable were unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has 700,000,000, $0.001 par value shares of common stock authorized and preferred stock, $0.001 par value, 100,000,000 shares authorized.

There were 3,625,000 shares of common stock issued and outstanding as at December 31, 2018 and March 31, 2019.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company changed its domicile, effective May 7, 2019, by merging into its wholly-owned Cayman Islands subsidiary, Huale Acoustics Limited (the “Redomicile Merger”). As a result of the Redomicile Merger, the Company’s name was changed to Huale Acoustics Limited, each outstanding share of Common Stock was exchanged for one ordinary share and we became governed by our Amended and Restated Memorandum and Articles of Association and by the Companies Law (2018 Revision) of the Cayman Islands.

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

On December 21, 2018, our Board of Directors unanimously adopted resolutions approving the redomicile of the Company from Nevada to the Cayman Islands. The Company changed its domicile, effective May 7, 2019, by merging into its wholly-owned Cayman Islands subsidiary, Huale Acoustics Limited (the “Redomicile Merger”). As a result of the Redomicile Merger, the Company’s name was changed to Huale Acoustics Limited, each outstanding share of Common Stock was exchanged for one ordinary share and we became governed by our Amended and Restated Memorandum and Articles of Association and by the Companies Law (2018 Revision) of the Cayman.

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

Financial Condition – Going Concern

We did not generate any revenues for the three months ended March 31, 2019 and had recurring net losses for operations for the three months ended March 31, 2019 of $13,499. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2019 and March 31, 2018.

Revenues . We did not generate any revenues from operations during the three months ended March 31, 2019 or March 31, 2018.

Cost of Revenues . The Company’s cost of revenue was $0 for the three months ended March 31, 2019 and March 31, 2018.

Operating Expenses . Operating expenses for the three months ended March 31, 2019 and 2018 were $13,499 and $10,474, respectively. General and administrative expenses consisted primarily of consulting fees, management fees, and preparing reports and SEC filings relating to being a public company.

Net Loss . Net loss for operations for the three months ended March 31, 2019, was $13,499, compared with net loss of $10,474 for the three months ended March 31, 2018. The increase in net loss is primarily due to an increase in general and administrative expenses.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2018 that they have substantial doubt we will be able to continue as a going concern.

As of March 31, 2019, the Company had $0 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We expect that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

We have not paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our business strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include Common Stock sold in private transactions, and loans from executive officers and other third parties. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below, specifically loans from related parties, are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Net Cash Used In Operating Activities

During the three months ended March 30, 2019, net cash of $27,949 was used in operating activities for operations compared with $7,349 for the same period ended March 31, 2018. Net cash used by operating activities for operations was related to general and administrative expenses.

Net Cash Used in Investing Activities

During the three months ended March 31, 2019 the Company generated $0 cash from the investing activities of its operations compared to $0 for the same period ended March 31, 2018.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2019, the Company had cash from financing activities from operations of $27,949 consisting of notes from related parties. During the three months ended March 31, 2018, the Company had cash from financing activities for operations of $7,349.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K as filed on March 29, 2019, for a discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to the following deficiencies which represent a material weakness:

1.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

2.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

3.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures upon the acquisition of an operating business:

●	The Company will add a sufficient number of independent directors to the board and appoint an Audit Committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations. There can be no assurance that the Company will be able to secure the necessary funds. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2019 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated October 17, 2014 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on March 18, 2014)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on March 18, 2014)

3.3	Huale Acoustics Limited Memorandum and Articles of Association (incorporated by reference to our Currrent Report on Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on May 13, 2019)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUALE ACOUSTICS CORPORATION

Dated: May 14, 2019
/s/ Zhicheng Huang
Zhicheng Huang
	Title:	President, CEO, CFO, Treasurer, Secretary, Director

